Form 10-Q
period 1994-03-31
HARPER GROUP INC /DE/
filed 1994-05-11
CIK 45674

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                       FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly period ended          March 31, 1994

             OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             Commission file number 0-8664

                        The Harper Group, Inc.
   (Exact name of registrant as specified in its charter)


             Delaware                             94-1740320
             (State or other jurisdiction of    (I.R.S. Employer
             incorporation or organization)     Identification No.)


             260 Townsend Street,
             San Francisco, California                     94107
             (Address of principal executive offices)     (Zip Code)

             Registrant's telephone number, including area code:
                           (415) 978-0600


                           Inapplicable
             (Former name, former address and former fiscal year if changed from last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   At May 6, 1994, the number of shares outstanding of the registrant's common stock was 16,629,553.

   TABLE OF CONTENTS




              Part I.   Financial Information               Page


              Item 1.   Financial Statements:




                        Condensed Consolidated Income
                        Statements for the three months
                        ended March 31, 1994 and 1993       3




                        Condensed Consolidated Balance
                        Sheets, March 31, 1994 and
                        December 31, 1993                   4





                        Condensed Consolidated Statements
                        of Cash Flows for the three months
                        ended March 31, 1994 and 1993       5




                        Notes to Condensed Consolidated
                        Financial Statements                6


              Item 2.   Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations           8


              Part II.  Other Information



              Item 6.   Exhibits and Reports on Form 8-K    10

   I. Financial Information

             Item 1. Financial Statements


   CONDENSED CONSOLIDATED INCOME
   STATEMENTS

   (unaudited)


   Three Months Ended March 31    1994       1993


   (in thousands, except per
   share amounts)


   Revenue                          $103,226   $95,224


   Freight consolidation costs        58,127    51,551
                                   ---------  --------

   Net revenue                        45,099    43,673

                                   ---------  --------
   Other costs and expenses:

   Salaries and related costs         24,856    25,243
   Operating, selling, and
   administrative costs               16,412    15,581

                                   ---------  --------

   Total                              41,268    40,824
                                   ---------  --------

   Income from operations              3,831     2,849


   Other income - net                    816     1,587

                                   ---------  --------
   Income before taxes on income       4,647     4,436


   Taxes on income                     1,627     1,439






                                   ---------  --------

   Net income                         $3,020    $2,997
                                   =========  ========

   Earnings per share                   $.18      $.18

                                   =========  ========
   Weighted average shares
   outstanding                        16,627    16,647

                                   =========  ========

   [FN]
   See Notes to Condensed Consolidated Financial Statements


   CONDENSED CONSOLIDATED BALANCE SHEETS

   (unaudited)

                                            March 31  December 31
                                            1994      1993

   (in thousands, except share amounts)

   ASSETS

   Current assets:
   Cash and equivalents                     $9,578    $11,302

   Marketable securities - at cost,
   approximates market                      3,098     2,026

   Accounts receivable (net of allowance
   for doubtful accounts of $6,280 in 1994
   and $5,982 in 1993)                      143,113   140,574

   Other current assets                     4,796     6,673
                                            -------   -------

   Total current assets                     160,585   160,575
                                            =======   =======

   Property                                 131,967   126,881

   Less accumulated depreciation            51,061    48,376
                                            -------   -------

   Property-net                             80,906    78,505


   Long-term marketable securities          50,444    47,869

   Other assets                             15,722    15,971
                                            --------  --------

   Total                                    $307,657  $302,920
                                            ========  ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
   Notes payable to banks                   $12,448   $11,633






   Accounts payable                         89,019    91,514

   Accrued liabilities                      26,484    25,187
                                            -------   -------

   Total current liabilities                127,951   128,334


   Deferred taxes on income                 6,224     6,850

   Long-term notes payable                  27,586    22,561


   Stockholders' equity:

   Preferred stock, $1 par: shares
   authorized, 1,000,000                    -         -


   Common stock, $1 par: shares
   authorized, 40,000,000;issued and
   outstanding:
   March 31, 1994, 16,629,553

   December 31, 1993, 16,625,803            25,734    25,686

   Retained earnings                        128,127   126,770
   Unrealized change in value of
   marketable securities (Note 2)           (1,262)   -

   Cumulative translation adjustments       (6,703)   (7,281)
                                            -------   -------

   Total stockholders' equity               145,896   145,175

                                            -------   -------
   Total                                    $307,657  $302,920

                                            ========  ========

   [FN]
   See Notes to Condensed Consolidated Financial Statements


   CONDENSED CONSOLIDATED STATEMENTS OF
   CASH FLOWS

   (unaudited)

   Three Months Ended March 31,             1994      1993
   (in thousands)

   Operating activities:

   Net income                                  $3,020    $2,997

   Adjustments to reconcile net income to
   net cash
   provided by operating activities:

   Depreciation and amortization                2,850     2,269
   Other                                        (231)     (115)

   Net effect of changes in working
   capital                                    (2,342)     2,066

                                              -------    ------
   Net cash provided by operating
   activities                                   3,297     7,217

                                              -------    ------
   Investing activities:

   Capital expenditures                       (3,807)   (2,796)

   Proceeds from sales of marketable
   securities                                   7,925    17,732
   Purchases of marketable securities        (12,892)  (15,085)

   Other                                           37       342
                                             --------  --------

   Net cash provided by (used in)
   investing activities                       (8,737)       193

                                             --------  --------
   Financing activities:

   Issuance of long-term notes payable -
   net                                          5,025     3,383
   Increase (decrease) in notes payable           839   (2,841)






   Payments of dividends                      (1,663)   (1,660)

   Other                                        (177)        14
                                              -------   -------

   Net cash provided by (used in)
   financing activities                         4,024  (1,104)

                                              -------   -------
   Effect of exchange rate changes on cash      (308)     (320)


   Increase (decrease) in cash and
   equivalents                               $(1,724)    $5,986

                                             ========   =======

   Cash and equivalents at beginning of
   year                                       $11,302    $6,214
   Increase (decrease) in cash and
   equivalents                                (1,724)     5,986

                                              -------  --------
   Cash and equivalents at end of period       $9,578  $ 12,200

                                              =======  ========

   Cash paid for interest expense                $245     $647
                                              =======  ========

   Cash paid for income taxes                     $67    $1,426
                                              =======  ========



    [FN]
   See Notes to Condensed Consolidated Financial Statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited)

   Note 1 - General

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994 and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in The Harper Group, Inc. (the Company) 1993 Annual Report to Stockholders incorporated by reference in the Company's 1993 Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q.

   Note 2 - Long Term Marketable Securities

   Effective January 1, 1994 the Company adopted FAS 115 (Accounting for Certain Investments in Debt and Equity Securities). The statement requires that debt securities other than those that the Company has the ability and intent to hold to maturity, and equity securities management has designated as available for sale, be carried at fair value. Changes in the fair value of long term marketable securities are presented under the standard in the stockholder's equity section of the balance sheet under the caption "Unrealized change in value of marketable securities", net of deferred taxes. During the three months ended March 31, 1994 the fair value of marketable securities decreased by $1,942,000. Management has designated long term marketable securities as available for sale.

   At January 1 and March 31, 1994 the aggregate fair value, gross unrealized losses, and amortized cost of long term marketable securities were as follows (in thousands):

                                             January 1,  March 31,

                                                   1994       1994



   Debt Securities
   Fair Value                                   $34,163    $34,723

   Amortized Cost                                34,129     36,006

   Unrealized (Gain) Loss                          (34)      1,283






   Equity Securities

   Fair Value                                    13,696     15,721
   Cost                                          13,740     16,380

   Unrealized (Gain) Loss                           $44       $659


   Contractual maturities of the fair
   value of debt securities as of March
   31, 1994

   Within five years                             $3,962
   From six to nine years                       $30,761


   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited)

    Note 3 - Federal Tax Litigation

   The Internal Revenue Service has issued a notice of deficiency with respect to the Company's income tax liabilities for the years 1986 and 1987. The notice asserts liabilities in the aggregate amount of approximately $7.9 million. The Company has filed a petition in the U.S. Tax Court contesting all of the asserted deficiency, and has been engaged in settlement negotiations with the Appeals Office of the Internal Revenue Service.

   The Company is engaged in discussions with the Internal Revenue Service with respect to Federal income tax refunds arising out of the 1992 write-offs involving approximately $9 million of tax. It is not possible to predict at this time the extent to which the Internal Revenue Service will agree with the Company's proposed income tax refunds, or the effect upon the settlement of the issues in the Company's tax years 1986 and 1987. If the issues for 1986 and 1987 are not finally settled, or the refund proposals arising out of the 1992 write-offs are not accepted by the Internal Revenue Service, the Company intends vigorously to contest resolution of the issues before the U.S. Tax Court for tax years 1986 and 1987, and pursue the Company's refund claims. In that event, resolution of these matters may require a number of years and it is not possible at this time to predict the outcome.

   Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position.

   Note 4 - Business Segment Information

   The Company operates in the international freight forwarding industry, which encompasses air freight forwarding, customs brokerage and ocean freight forwarding. Certain information regarding the Company's operations by region is summarized below.


                       North                  Far         Latin       Other     Corporate    Elimi-      Consol-

                       America    Europe      East        America     Areas     Overhead     nations     idated

      (in thousands)
      Three months
      ended March 31,
      1994:

      Revenue from
      customers          $54,156     $17,263     $21,635      $5,368    $4,804           $0          $0  $103,226

      Revenue from
      affiliates           1,918         179         360           0        24            0     (2,481)         0

                         -------     -------     -------     -------    ------     --------    --------  --------
      Total revenue      $56,074     $17,442     $21,995      $5,368    $4,828           $0    $(2,481)  $103,226

                         =======     =======     =======     =======    ======     ========    ========  ========
      Net revenue        $23,601     $10,821      $5,178      $1,878    $3,621           $0          $0   $45,099

                         =======     =======     =======     =======    ======     ========    ========  ========

      Income (loss)
      from operations     $4,116      $1,522       $965         $454      $666     $(3,892)          $0    $3,831
                         =======     =======     =======     =======    ======     ========    ========  ========

      Three months
      ended March 31
      1993:
      Revenue from
      customers          $50,446     $18,757     $20,315      $1,754    $3,952           $0          $0   $95,224

      Revenue from
      affiliates             864         287         662           8       651            0     (2,472)         0

                         -------     -------     -------     -------    ------     --------    --------  --------
      Total revenue      $51,310     $19,044     $20,977      $1,762    $4,603           $0    $(2,472)   $95,224

                         =======     =======     =======     =======    ======     ========    ========  ========
      Net revenue        $22,599     $11,406      $5,039      $1,202    $3,427           $0          $0   $43,673






                         =======     =======     =======     =======    ======     ========    ========  ========

      Income (loss)
      from operations     $3,562        $482        $762        $218      $664     $(2,839)          $0    $2,849
                         =======     =======     =======     =======    ======     ========    ========  ========


   Revenue from affiliates represents approximate amounts that would be charged if the services were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue.
   Regional income (loss) from operations excludes corporate overhead charges. Prior period amounts have been reclassified to conform to the 1994 presentation.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

   Results of Operations

   The Company's principal services are international air freight forwarding, customs brokerage and ocean freight forwarding. The following table shows the revenue and net revenue, in dollars and percentages, attributable to the Company's principal services during the periods indicated. Revenue for air freight and ocean freight consolidations (indirect revenue) includes the cost of such freight. Revenue for air freight and ocean freight agency or direct shipments, customs brokerage and import services includes fees or commissions for these services. A comparison of net revenue measures the relative importance of the Company's principal services.


                  Three
                  Months
                  Ended
                  March 31,



                  1994              1993
   (dollars in
   thousands)

   Revenue

   Air freight
   forwarding         $69,213   67%   $59,451  62%


   Customs
   brokerage           16,012    16    15,798   17


   Ocean freight
   forwarding          18,001    17    19,975   21

                   ---------- -----   ------- ----

                      103,226  100%    95,224 100%
                   ========== =====   ======= ====

   Net Revenue






   Air freight
   forwarding         $20,806   46%   $19,656  45%


   Customs
   brokerage           16,012    36    15,798   36



   Ocean freight
   forwarding           8,281    18     8,219   19
                   ---------- -----   ------- ----

                      $45,099  100%   $43,673 100%
                   ========== =====   ======= ====


   Air freight revenue increased 16% as a result of more shipments worldwide, but were offset by lower rates, a result of competitive pressures in every market. Air freight net revenue increased at a lower rate than gross revenue as a result of market pricing pressures.

   Customs brokerage revenue, which includes logistics and ancillary service revenues, increased primarily in North America .

   Ocean freight forwarding revenue decreased 10%, and yields increased 12%, as a result of increased focus on more profitable markets. Over the last two years, the Company has been systematically reducing its participation in the lower margin areas, particularly between Northern Europe and the US.

   Salaries and related costs decreased as a result of reductions in staff and employee benefit costs related to the 1992 and 1993
   European restructuring, which included severance costs, partially offset by increases in other regions.

   Operating, selling, administrative and other costs increased as a result of higher information technology costs incurred for new systems to improve operational efficiencies and provide better management control. Included in the increased spending for information and communications was Electronic Data Interchange
   (EDI) technologies, designed to streamline the information flow with customers and vendors. Higher revenue volumes also contributed to an increase in operating costs.

   During 1993, the Company took advantage of significant appreciation in both interest rate sensitive and equity securities and realized through sales, gains on its marketable securities portfolio normally held for dividend and interest income. The Company does not expect to realize any significant gains on securities sales during the remainder of 1994, therefore other income-net will be lower throughout the year than 1993 levels.

   Liquidity and Capital Resources

   Capital expenditures for the three months ended March 31, 1994 were $3.8 million. Anticipated total capital expenditures for 1994 are approximately $15 million. The Company will be making investments in new facilities intended to support total logistics services and in information and communication technologies, over the next several years.

   Management believes that the Company s current financial structure and potential borrowing capacity will be adequate to fund its operations, finance capital expenditures, and pay dividends to stockholders.

   II.  OTHER INFORMATION


   Item 6  Exhibits and Reports on Form 8-K

             (a)  Exhibits:
                            No exhibits were filed during the three
                            months ended March 31, 1994.

             (b)  Form 8-K:
                            No reports on Form 8-K were filed during the three months ended March 31, 1994

   S I G N A T U R E S



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             THE HARPER GROUP, INC.
                  Registrant


   Dated:  May 9, 1994



             /S/  PETER GIBERT
             Peter Gibert, President and
             Chief Executive Officer




             /S/  MICHAEL E. CROMAR
             Michael E. Cromar, Vice President
             and Chief Financial Officer




             /S/  MICHAEL L. FRENCH
             Michael L. French, Vice President
             and Corporate Controller