Form 10-Q
period 1994-06-30
HARPER GROUP INC /DE/
filed 1994-08-16
CIK 45674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended      June 30, 1994
OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-8664
the Harper Group, Inc.
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
Inapplicable
(Former name, former address and former fiscal year if changed from last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X  No __

At August 9, 1994, the number of shares outstanding of the registrant's common stock was 16,379,553.

TABLE OF CONTENTS
Part I.     Financial Information                 Page
Item 1.     Financial Statements:
Condensed Consolidated Income Statements
for the three and six months ended
June 30, 1994 and 1993                              3
Condensed Consolidated Balance Sheets,
June 30, 1994 and December 31, 1993                 4
Condensed Consolidated Statements of
Cash Flows for the six months ended
June 30, 1994 and 1993                              5
Notes to Condensed Consolidated Financial
Statements                                          6
Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations       9

Part II.     Other Information
Item 4.
Submission of Matters to a Vote of
Security Holders                                   11
Item 6.
Exhibits and Reports on Form 8-K                   11

I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE HARPER GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands except per share amounts)
                    Three Months Ended            Six Months Ended
                         June 30                       June 30
                  1994           1993          1994            1993
Revenue     $  115,940     $  109,569     $  219,166     $  204,793
Freight
consolidation
costs           68,883         64,235        127,010        115,786
               -------        -------        -------        -------
Net revenue     47,057         45,334         92,156         89,007
               -------        -------        -------        -------
Other costs and expenses:
Salaries and
related costs   25,346         24,284         50,202         49,527
Operating,
selling, and
administrative
costs           15,569         16,349         31,981         31,930
               -------        -------        -------        -------
Total           40,915         40,633         82,183         81,457
               -------        -------        -------        -------
Income from
operations       6,142          4,701          9,973          7,550
Other
income - net       655          1,553          1,471          3,140
               -------        -------        -------        -------
Income before
taxes on income  6,797          6,254         11,444         10,690
Taxes on income  2,508          2,149          4,135          3,588
               -------        -------        -------        -------
Net income   $   4,289     $    4,105     $    7,309     $    7,102
               =======        =======        =======        =======
Earnings
per share    $     .26     $      .25     $      .44     $      .43
               =======        =======        =======        =======
Dividends declared
per share    $     .10     $      .10     $      .10     $      .10
               =======        =======        =======        =======
Weighted average
shares
outstanding     16,556         16,647         16,586         16,648
               =======        =======        =======        =======

[FN]
See Notes to Condensed Consolidated Financial Statements

THE HARPER GROUP, INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(unaudited, in thousands, except per share amounts)
                               June 30       December 31
                                  1994              1993
ASSETS
Current assets:
Cash and equivalents         $  17,476         $  11,302
Short-term marketable
securities - at cost,
approximates market              3,187             2,026
Accounts receivable (net of
allowance for doubtful accounts
of $6,820  in 1994 and
$5,982 in 1993)                144,744           140,574
Other current assets             5,980             6,673
                               -------           -------
Total current assets           171,387           160,575
                               =======           =======
Property                       137,469           126,881
Less accumulated depreciation  (54,548)          (48,376)
                               -------           -------
Property-net                    82,921            78,505

Long-term marketable securities 48,231            47,869
Other assets                    16,163            15,971
                               -------           -------
Total                        $ 318,702         $ 302,920
                               =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable to banks       $  14,558         $  11,633
Accounts payable                93,878            91,514
Accrued liabilities             25,810            25,187
                               -------           -------
Total current liabilities      134,246           128,334
Deferred taxes on income         6,755             6,850
Long-term notes payable         29,455            22,561
Stockholders' equity:
Preferred stock, $1 par: shares
    authorized, 1,000              -                 -
Common stock, $1 par: shares
    authorized, 40,000;
    issued and outstanding:
    June 30, 1994,  16,380
    December 31, 1993, 16,626   22,022            25,686
Retained earnings              132,440           126,770
Unrealized change in value
    of long-term marketable
    securities (Note 2)         (1,168)              -
Cumulative translation
    adjustments                 (5,048)           (7,281)
Total stockholders' equity     148,246           145,175
                               -------           -------
Total                        $ 318,702         $ 302,920
                               =======           =======

[FN]
See Notes to Condensed Consolidated Financial Statements

THE HARPER GROUP, INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(unaudited, in thousands)
                                               Six Months Ended
                                                   June 30
                                                1994        1993
Operating activities:
    Net income                             $   7,309   $   7,102
    Adjustments to reconcile net
      income to net cash
      provided by operating activities:
        Depreciation and amortization          5,524       4,562
        Net effect of
          changes in working capital            (817)     (3,519)
        Other                                    281      (1,078)
                                              ------      ------
Net cash provided by operating activities     12,297       7,067
                                              ------      ------
Investing activities:
        Capital expenditures                  (7,032)     (9,273)
        Proceeds from sales of
          marketable securities               19,020      32,801
        Purchases of  marketable securities  (23,264)    (31,487)
        Other                                    838         598
                                              ------      ------
Net cash used in investing activities        (10,438)     (7,361)
                                              ------      ------
Financing activities:
        Issuance of long-term
          notes payable - net                  6,894       4,312
        Increase (decrease) in notes payable   2,949        (973)
        Payments of dividends                 (1,663)     (1,660)
        Stock repurchases                     (3,712)        -
        Other                                     48          26
                                              ------      ------
Net cash provided by  financing activities     4,516       1,705
                                              ------      ------
Effect of exchange rate changes on cash         (201)       (688)
Increase in cash and equivalents            $   6,174  $     723
                                               ======     ======
Cash and equivalents at
beginning of year                           $  11,302  $   6,214
Increase in cash and equivalents                6,174        723
                                               ------     ------
Cash and equivalents at end of period       $  17,476  $   6,937
                                               ======     ======
Cash paid for interest expense              $   1,091  $   1,019
                                               ======     ======
Cash paid for income taxes                  $   2,310  $   3,982
                                               ======     ======

[FN]
See Notes to Condensed Consolidated Financial Statements
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 - General
In the opinion of management, the accompanying unaudited condensed consolidated
financial statements include all adjustments (which include normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994 and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated finan cial statements and notes thereto included in the Harper Group, Inc. (the Company) 1993 Annual Report to Stockholders incorporated by reference in the Company's 1993 Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q.
Note 2 - Long-Term Marketable Securities
Effective January 1, 1994 the Company adopted FAS 115 (Accounting for Certain Investments in Debt and Equity Securities). The statement requires that debt securities, other than those that the Company has the ability and intent to hold to maturity, and equity securities management has designated as
available for sale be carried at fair value.   Changes in the fair value of
long-term marketable securities are presented in the stockholder's equity section of the balance sheet under the caption "Unrealized change in value of long-term marketable securities", net of deferred taxes.
During the six months ended June 30,1994 the unrealized loss in long-term marketable securities increased by $2,061,000. Management has designated long-term marketable securities as available for sale.
At June 30, and January 1 1994 the aggregate fair value, gross unrealized (gains) losses, and amortized cost of long-term marketable securities were as follows (in thousands):

                           June 30,  January 1,
                               1994        1994
Debt Securities
Fair Value                $  34,404   $  34,163
Amortized Cost               35,912      34,129
Unrealized (Gain) Loss        1,508         (34)
Equity Securities
Fair Value                   13,827      13,696
Cost                         14,390      13,740
Unrealized Loss           $     563   $      44
Contractual maturities of the fair value of debt securities as of June 30,
1994
Within five years         $  14,587
From six to nine years    $  19,817

Note 3 - Federal Tax Litigation
The Internal Revenue Service has issued a notice of deficiency with respect to the Company's income tax liabilities for the years 1986 and 1987. The notice asserts liabilities in the aggregate amount of approximately $7.9 million. The Company has filed a petition in the U.S. Tax Court contesting all of the asserted deficiency, and has been engaged in settlement negotiations with the Appeals Office of the Internal Revenue Service.
The Company is engaged in discussions with the Internal Revenue Service with respect to federal income tax refunds relating to 1992 write-offs involving approximately $9 million of taxes. It is not possible to predict at this time the extent to which the Internal Revenue Service will agree with the Company's proposed income tax refunds, or the effect upon the settlement of the issues in the Company's tax years 1986 and 1987. If the issues for 1986 and 1987 are not finally settled, or the refund proposals arising out of the 1992 write-offs are not accepted by the Internal Revenue Service, the Company intends to contest resolution of the issues before the U.S. Tax Court for tax years 1986 and 1987, and pursue the Company's refund claims. In that event, resolution of these matters may require a number of years and it is not possible at this time to predict the outcome.
On June 1, 1994, the Internal Revenue Service issued notices of proposed adjustment with respect to the Company's federal income tax liability for the years 1988 and 1989. The proposed adjustments, relating principally to the Company's foreign subsidiaries, aggregate approximately $9.9 million in taxes and penalties. In addition, the Company would be subject to interest with respect to such amounts. The Company intends to contest the proposed adjustments vigorously.
Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position.
Note 4 - Business Segment Information
The Company operates in the international freight forwarding industry, which encompasses air freight forwarding, customs brokerage and ocean freight forwarding. Certain information regarding the Company's operations by region is summarized below.

              North             Far   Latin  Other     Corp  Elimi-  Consol-
            America  Europe    East America  Areas Overhead nations  idated
(in thousands)
Three months
ended
June 30, 1994:
Revenue from
customers    59,956  24,953  20,467   5,033   5,531       0       0  115,940
Revenue from
affiliates    4,339     179     833     120      11       0  (5,482)       0
            ------- ------- ------- ------- ------- ------- ------- --------
Total
revenue      64,295  25,132  21,300   5,153   5,542       0  (5,482) 115,940
            ======= ======= ======= ======= ======= ======= ======= ========
Net revenue  23,984  11,935   5,301   2,020   3,817       0       0   47,057
            ======= ======= ======= ======= ======= ======= ======= ========
Income (loss)
from
operations    4,991   2,232     880     495     690  (3,146)      0    6,142
            ======= ======= ======= ======= ======= ======= ======= ========
Three months
ended
June 30 1993:
Revenue from
customers    54,205  20,807  23,367   7,167   4,023       0       0  109,569
Revenue from
affiliates      228     434     372      (5)    736       0  (1,765)       0
            ------- ------- ------- ------- ------- ------- ------- --------
Total
revenue      54,433  21,241  23,739   7,162   4,759       0  (1,765) 109,569
            ======= ======= ======= ======= ======= ======= ======= ========
Net revenue  23,514  11,449   5,020   1,708   3,643       0       0   45,334
            ======= ======= ======= ======= ======= ======= ======= ========
Income (loss)
from
operations    5,858     365     375     510     582  (2,989)      0    4,701
            ======= ======= ======= ======= ======= ======= ======= ========
Six months
ended
June 30, 1994:
Revenue from
customers   114,112  42,216  42,102  10,401  10,335       0       0  219,166
Revenue from
affiliates    6,257     358   1,193     120      35       0  (7,963)       0
            ------- ------- ------- ------- ------- ------- ------- --------
Total
revenue     120,369  42,574  43,295  10,521  10,370       0  (7,963) 219,166
            ======= ======= ======= ======= ======= ======= ======= ========
Net revenue  47,585  22,756  10,479   3,898   7,438       0       0   92,156
            ======= ======= ======= ======= ======= ======= ======= ========
Income (loss)
from
operations    9,107   3,754   1,845     949   1,356  (7,038)      0    9,973
            ======= ======= ======= ======= ======= ======= ======= ========
Six months
ended
June 30 1993:
Revenue from
customers   104,651  39,564  43,682   8,921   7,975       0       0  204,793
Revenue from
affiliates      699   1,052     910       3   1,573       0  (4,237)       0
            ------- ------- ------- ------- ------- ------- ------- --------
Total
revenue     105,350  40,616  44,592   8,924   9,548       0  (4,237) 204,793
            ======= ======= ======= ======= ======= ======= ======= ========
Net revenue  46,113  22,855  10,059   2,910   7,070       0       0   89,007
            ======= ======= ======= ======= ======= ======= ======= ========
Income (loss)
from
operations    9,420     847   1,137     728   1,246  (5,828)      0    7,550
            ======= ======= ======= ======= ======= ======= ======= ========

Revenue from affiliates represents approximate amounts that would be charged if the services were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue. Regional income (loss) from operations excludes corporate overhead charges. Prior period amounts have been reclassified to conform to the 1994 presentation.
Note 5 - Stock Repurchase
During the second quarter the Company's Board of Directors authorized a stock repurchase program whereby up to 500,000 shares of its common stock can be purchased on the open market. During the second quarter the Company purchased and retired 250,000 shares ranging in price from $14.375 to $15.250 for a total cost of $3,712,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
The Company's principal services are international air freight forwarding, customs brokerage and ocean freight forwarding. The following table shows the revenue and net revenue, in dollars and percentages, attributable to the Company's principal services during the periods indicated. Revenue for air freight and ocean freight consolidations (indirect revenue) includes the cost of such freight. Revenue for air freight and ocean freight agency or direct shipments, customs brokerage and import services, includes fees or commissions for these services. A comparison of net revenue best measures the relative importance of the Company's principal services.
                    Three Months Ended             Six Months Ended
                        June 30                         June 30
                      1994            1993            1994           1993
(in thousands)
Revenue
Air freight
forwarding    $ 79,620  69%   $ 71,999  66%   $148,833  68%   $131,450  64%

Customs
brokerage       17,874  15%     15,443  14%     33,886  15%     31,241  15%

Ocean freight
forwarding      18,446  16%     22,127  20%     36,447  17%     42,102  21%
               ------- ---     ------- ---     ------- ---     ------- ---
              $115,940 100%   $109,569 100%   $219,166 100%   $204,793 100%
               ======= ===     ======= ===     ======= ===     ======= ===
Net Revenue
Air freight
forwarding    $ 22,588  48%   $ 20,939  46%   $ 43,394  47%   $ 40,595  46%
Customs
brokerage       17,874  38%     15,443  34%     33,886  37%     31,241  35%
Ocean freight
forwarding       6,595  14%      8,952  20%     14,876  16%     17,171  19%
               ------- ---     ------- ---     ------- ---     ------- ---
              $ 47,057 100%   $ 45,334 100%   $ 92,156 100%   $ 89,007 100%
               ======= ===     ======= ===     ======= ===     ======= ===
Results of Operations
Three Months ended June 30, 1994 and 1993:
Total revenues in the second quarter continued to show growth over the prior year. Air freight revenue increased as a result of increases in shipments and price as well as improved trade lane mix. Customs brokerage revenue increased as a result of an increase in customs entries and increases in other service revenue. Ocean freight forwarding revenue decreased resulting from a decrease in shipping volume.
Net revenue increased, worldwide at a lower rate than gross revenue, reflecting extreme price competition.
Salaries and related costs increased primarily as a result of a lower than normal incentive accrual in 1993's second quarter. Additionally, the Company had more employees in 1994 than 1993.
Operating, selling, and administrative costs decreased primarily as the 1993 second quarter included a charge relating to the bankruptcy of a large customer. The current quarter's costs also reflect the Company's commitment to the development of information technology which will result in future cost savings through improved efficiencies, and better communication with both customers and operating offices, worldwide.
Other income-net is less than prior year due primarily to a reduction in interest income.
Six Months ended June 30, 1994 and 1993:
Air freight revenue increased 13% over the prior year as a result of an increase in shipments and prices and geographic mix. Customs brokerage revenue increased as a result of an increase in customs entries, and ocean freight forwarding revenue decreased 13% on a 16% decrease in ocean shipments.
The increase in net revenue results from increases in total shipping volume worldwide offset by competitive pricing pressures and increases in consolidation costs per shipment in air and ocean forwarding.
Salaries and related costs increased primarily as a result of a lower than normal incentive accrual in 1993's second quarter. Additionally, the Company had more employees in 1994 than 1993.
During 1993, the Company took advantage of significant appreciation in both interest rate sensitive and equity securities and realized through sales, gains on its marketable securities portfolio normally held for dividend and interest income. The Company does not expect similar gains to recur in 1994. Liquidity and Capital Resources Capital expenditures for the Company for the three months and six months ended June 30, 1994 were $3.2 million and $7.0
million respectively.   Anticipated total capital expenditures for the year
are approximately  $15 million.
During the second quarter the Company's Board of Directors approved the purchase of up to 500,000 shares of its common stock in open market transactions. As of the end of the second quarter the Company purchased and retired 250,000 shares of its common stock for a cost of $3.7 million.
The Company will continue to make investments in new facilities intended to support total logistics services and in information and communication technologies over the next several years.
Management believes that operating cash flow, the Company's current financial structure and borrowing capacity will be adequate to fund its operations, finance capital expenditures, and pay dividends to stockholders.
II.  OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Stockholders was held on May 10, 1994. Ray C. Robinson, Jr., and John M. Kaiser were elected as directors.
Shareholders voted to approve a proposal to adopt the 1994 Omnibus Equity Incentive Plan. Set forth below is a tabulation with respect to the matters voted on at the meeting.

                                           Against or
                                For          Withheld     Abstentions
Election of Directors
Ray C. Robinson, Jr.     15,273,029            60,743               -
John M. Kaiser           15,273,449            60,323               -
Proposal to approve
1994 Omnibus Equity
Incentive Plan            9,689,024         4,868,196         776,552

Peter Gibert, John H. Robinson, Wesley J. Fastiff, and Frank J. Wezniak will continue as directors.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:
         No exhibits were filed during the period being reported.
(b)      Form 8-K:
         No reports on Form 8-K were filed during the period being reported. S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HARPER GROUP, INC.
Registrant
Dated:  August 11, 1994
/S/     Peter Gibert
Peter Gibert, President and
Chief Executive Officer
/S/     Michael E. Cromar
Michael E. Cromar, Vice President
and Chief Financial Officer
/S/     Michael L. French
Michael L. French, Vice President
and Corporate Controller