Form 10-Q
period 1994-09-30
HARPER GROUP INC /DE/
filed 1994-11-14
CIK 45674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended     September 30, 1994
OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-8664
the Harper Group, Inc.
(Exact name of registrant as specified in its charter)
Delaware                             94-1740320
(State or other jurisdiction of      (I.R.S. Employer incorporation or
organization)                        Identification No.)
260 Townsend Street,
San Francisco, California                    94107
(Address of principal executive offices)   (Zip Code)
Registrant's telephone number, including area code: (415) 978-0600
Inapplicable
(Former name, former address and former fiscal year if changed from last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Sec Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    Yes  X  No __

At November 10, 1994 the number of shares outstanding of the registrant's common stock was 16,170,678.

TABLE OF CONTENTS
Part I. Financial Information                            Page

Item 1.    Financial Statements:

Condensed Consolidated Income Statements for the
three and nine months ended September 30, 1994 and 1993    3

Condensed Consolidated Balance Sheets,
September 30, 1994 and December 31, 1993                   4

Condensed Consolidated Statements of
Cash Flows for the nine months
ended September 30, 1994 and 1993                          5

Notes to Condensed Consolidated Financial Statements       6

Item 2.

Management's Discussion and Analysis of
Financial Condition and Results of Operations              9

Part II.   Other Information

Item 6.

Exhibits and Reports on Form 8-K                          11

I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE HARPER GROUP, INC. AND
SUBSIDIARIESCONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands except per share amounts)
                                 Three Months Ended      Nine Months Ended
                                    September 30            September 30
                                   1994        1993        1994         1993
Revenue                       $ 122,898   $ 108,985   $ 342,064    $ 313,778
Freight consolidation costs      72,483      62,705     199,493      178,491
                               --------    --------    --------     --------
Net revenue                      50,415      46,280     142,571      135,287
                               --------    --------    --------     --------
Other costs and expenses:
Salaries and related costs       27,035      25,003      77,237       74,530

Administrative and selling
costs                            17,100      16,398      49,081       48,328
                               --------    --------     -------      -------
Total                            44,135      41,401     126,318      122,858
                               --------    --------     -------      -------
Income from operations            6,280       4,879      16,253       12,429
Other income - net                1,327       6,620       2,798        9,760
                               --------    --------     -------      -------
Income before taxes on income     7,607      11,499      19,051       22,189
Taxes on income                   2,723       4,001       6,858        7,589
                               --------    --------    --------     --------
Net income                    $   4,884   $   7,498   $  12,193    $  14,600
                               ========    ========    ========     ========

Earnings per share            $     .30   $     .45   $     .74    $     .88
                               ========    ========    ========     ========
Dividends declared
per share                     $      -    $      -    $     .10    $     .10
                               ========    ========    ========     ========

Weighted average
shares outstanding               16,342      16,642      16,509       16,637
                               ========    ========    ========     ========

[FN]
See Notes to Condensed Consolidated Financial Statements

THE HARPER GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)
                                   September 30       December 31
                                        1994              1993
ASSETS
Current assets:
Cash and equivalents                 $   13,014       $    11,302
Short-term marketable securities -
at cost, approximates market              2,457             2,026
Accounts receivable (net of
allowance for doubtful accounts of
$6,202 in 1994 and $5,982 in 1993)      142,164           140,574
Other current assets                      5,930             6,673
                                      ---------         ---------
Total current assets                    163,565           160,575
                                      =========         =========

Property                                142,646           126,881
Less accumulated depreciation           (56,362)          (48,376)
                                      ---------         ---------
Property-net                             86,284            78,505

Long-term marketable securities          45,720            47,869
Other assets                             13,843            15,971
                                      ---------         ---------
Total                                $  309,412        $  302,920
                                      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable to banks               $    7,536        $   11,633
Accounts payable                         90,040            91,514
Accrued liabilities                      24,161            25,187
                                      ---------         ---------
Total current liabilities               121,737           128,334

Deferred taxes on income                  6,242             6,850
Long-term notes payable                  29,278            22,561

Stockholders' equity:
Preferred stock,  $1 par: shares
   authorized, 1,000                         -                 -
Common stock, $1 par: shares
   authorized, 40,000; issued and
   outstanding: September 30, 1994,
   16,306  December 31, 1993, 16,626     21,004            25,686
Retained earnings                       137,325           126,770
Unrealized change in value of
   long-term marketable securities
   (Note 2)                              (1,650)               -
Cumulative translation adjustments       (4,524)           (7,281)
Total stockholders' equity              152,155           145,175
                                      ---------         ---------
Total                                $  309,412        $  302,920
                                      =========         =========

[FN]
See Notes to Condensed Consolidated Financial Statements

THE HARPER GROUP, INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH FLOWS
(unaudited, in thousands)
                                                 Nine Months Ended
                                                    September 30
                                                 1994          1993
Operating activities:
Net income                                  $  12,193     $  14,600
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation and amortization               7,956         7,145
Gains on sales of assets - net                   (596)       (5,908)
Net effect of changes in working capital       (1,895)       (2,182)
Other                                              26        (2,446)
                                             --------      --------
Net cash provided by operating activities      17,684        11,209
                                             --------      --------
Investing activities:
Capital expenditures                          (12,167)      (13,049)
Proceeds from sales of
  marketable securities                        23,099        58,336
Purchases of marketable securities            (23,450)      (67,262)
Proceeds from sales of fixed assets               372        14,421
Proceeds from sale of investments                 804         8,610
Other                                           1,134           815
Net cash (used) provided by                  --------      --------
  investing activities                        (10,208)        1,871
                                             --------      --------
Financing activities:
Issuance of long-term notes payable - net       6,717         4,061
Increase (decrease) in notes payable           (4,097)       (4,202)
Payments of dividends                          (3,301)       (3,321)
Stock repurchases                              (4,744)            -
Other                                              62           187
                                             --------      --------
Net cash used by financing activities          (5,363)       (3,275)
                                             --------      --------
Effect of exchange rate changes on cash          (401)         (946)
Increase in cash and equivalents            $   1,712     $   8,859
                                             =========     ========

Cash and equivalents at beginning of year   $  11,302     $   6,214
Increase in cash and equivalents                1,712         8,859
                                             --------      --------
Cash and equivalents at end of period       $  13,014     $  15,073
                                             ========      ========
Cash paid for interest expense              $   2,130     $   1,945
                                             ========      ========
Cash paid for income taxes                  $   6,085     $   6,937
                                             ========      ========

[FN]
See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 - General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994 and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Harper Group, Inc. (the Company) 1993 Annual Report to Stockholders incorporated by reference in the Company's 1993 Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q.

Note 2 - Long-Term Marketable Securities

Effective January 1, 1994 the Company adopted FAS 115 (Accounting for Certain Investments in Debt and Equity Securities). The statement requires debt securities, other than those that the Company has the ability and intent to hold to maturity, and equity securities management has designated
as available for sale be carried at fair value.   Changes in the fair value
of long-term marketable securities are presented in the stockholders' equity section of the balance sheet under the caption "Unrealized change in value of long-term marketable securities", net of deferred taxes.
During the nine months ended September 30, 1994 the unrealized loss in long-term marketable securities increased by $2,568,000. Management has designated long-term marketable securities as available for sale.

At September 30 and January 1, 1994 the aggregate fair value, gross unrealized (gains) losses, and amortized cost of long-term marketable securities were as follows (in thousands):

                                  September 30,      January 1,
                                       1994             1994
Debt Securities

Fair Value                          $   35,176      $   34,163
Amortized Cost                          37,004          34,129
Unrealized (Gain) Loss                   1,828             (34)

Equity Securities
Fair Value                              10,544          13,696
Cost                                    11,294          13,740
Unrealized Loss                     $      750      $       44

Contractual maturities of the fair value of debt securities as of
September 30, 1994
Within five years                   $   21,941
From six to nine years              $   13,235

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

Note 4 - Stock Repurchase

During the second quarter of 1994 the Company's Board of Directors authorized a stock repurchase program whereby up to 500,000 shares of its common stock can be purchased on the open market. During the second and third quarters of 1994 the Company purchased and retired 325,000 shares ranging in price from $13.25 to $15.25 for a total cost of $4,744,000.

Note 5 - Dividend of
Preferred Share Purchase Rights

During the fourth quarter, the Company's Board of Directors approved a Shareholder Rights Plan and declared a dividend of one preferred share purchase right for each outstanding share of the Company's common stock. Each right will entitle stockholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $53.00. In general, the rights become exercisable if, without approval of the Board of Directors, a person or group acquires 20% or more (or a lesser percentage, if so determined by the Board) of the Company's common stock or announces a tender offer, the consummation of which would result in ownership of 20% or more of the common stock. In such event, each holder of the right, other than the acquiring person, will have the right to receive, upon exercise of the right, at its then current exercise price, that number of common shares having a market value of two times the exercise price of the right. The dividend was made on November 7, 1994. The rights will expire on October 24, 2004. A full description of the rights is set forth in a Rights Agreement between the Company and Chemical Trust Company of California, dated as of October 24, 1994.

Note 6 - Business Segment Information

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

              North            Far    Latin   Other Corp     Elimi-   Consol-
             America  Europe   East  America  Areas Overhead  nations idated
(in thousands)

Three months ended
September 30, 1994:

Revenue from
  customers   67,953  22,297  23,309   3,518   5,821       0        0  122,898
Revenue from
  affiliates     713     343     507     506     677       0   (2,746)       0
Total revenue 68,666  22,640  23,816   4,024   6,498       0   (2,746) 122,898
Net revenue   25,777  12,609   5,655   2,101   4,273       0        0   50,415
Income (loss)
from opera-
tions          5,362   2,318     771     541     907  (3,619)       0    6,280

Three months ended
September 30, 1993:

Revenue from
  customers   55,188  20,607  25,313   4,444   3,433       0        0  108,985
Revenue from
  affiliates     509     767     664     257     892       0   (3,089)       0
Total revenue 55,697  21,374  25,977   4,701   4,325       0   (3,089) 108,985
Net revenue   24,289  11,427   5,190   1,527   3,847       0        0   46,280
Income (loss)
  from opera-
  tions        5,500     634     760     269     890  (3,174)       0    4,879

Nine months ended
September 30, 1994:

Revenue from
  customers  186,512  64,235  62,695  13,021  15,601       0        0  342,064
Revenue from
  affiliates   1,809     979   2,002   1,524   1,267       0   (7,581)       0
Total
revenue      188,321  65,214  64,697  14,545  16,868       0   (7,581) 342,064

Net revenue   73,362  35,365  16,134   5,999  11,711       0        0  142,571
Income (loss)
  from opera-
  tions       14,469   6,072   2,616   1,490   2,263 (10,657)       0   16,253

Nine months ended
September 30, 1993:

Revenue from
customers    159,839  60,171  68,995  12,911  11,862       0        0  313,778
Revenue from
affiliates     1,208   1,819   1,574     714   2,011       0   (7,326)       0
Total
revenue      161,047  61,990  70,569  13,625  13,873       0   (7,326) 313,778
Net revenue   70,402  34,282  15,249   4,437  10,917       0        0  135,287
Income (loss)
  from opera-
  tions       14,920   1,481   1,897     997   2,136  (9,002)       0   12,429

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

                      Three Months Ended             Nine Months Ended
                         September 30                   September 30
                                        (in thousands)
                      1994           1993            1994            1993
(in thousands)
Revenue
Air freight
forwarding      $  79,770  65%  $  70,984  65%  $ 228,603  67%  $ 202,434  64%
Customs
brokerage          21,694  18%     14,660  14%     55,580  16%     45,901  15%
Ocean freight
forwarding         21,434  17%     23,341  21%     57,881  17%     65,443  21%

                $ 122,898 100%  $ 108,985 100%  $ 342,064 100%  $ 313,778 100%
Net Revenue
Air freight
forwarding      $  21,535  43%  $  23,189  50%  $  64,929  46%  $  63,784  47%
Customs
brokerage          21,694  43%     14,660  32%     55,580  39%     45,901  34%
Ocean freight
forwarding          7,186  14%      8,431  18%     22,062  15%     25,602  19%

                $  50,415 100%  $  46,280 100%  $ 142,571 100%  $ 135,287 100%

Results of Operations

Three Months ended September 30, 1994 vs 1993:

Revenues in the third
quarter continued to show growth over the prior year. Air freight revenues improved as a result of an increase in the number of shipments and an increase in the average weight per shipment. Customs brokerage revenue, which includes other logistic service revenues, improved as a result of increases in the number and price of custom brokerage air freight entries, as well as warehousing revenues. Ocean freight forwarding revenue declined as a result of a decrease in prices.

Net revenue continued to increase, but at a lower rate than gross revenue, reflecting price competition in all global markets. Air freight yields decreased substantially as a result of competitive price pressure. Customs brokerage revenue continues to show substantial growth. Ocean freight net revenue decreased as a result of price decreases.

Salaries and related costs increased primarily as a result of additional employees in 1994.

The increase in administrative and selling costs reflect an increase in transaction volume, and non-recurring costs related to the outsourcing of portions of the Company's information processing costs.

Other income-net in the prior year includes gains of $1.8 million on the sale of a warehouse and office facility in Hong Kong and $4.0 million related to the sale of a portion of the Company's minority investment in another company, Intercargo Corporation (Intercargo). The sale of the remaining interest in Intercargo occurred in the fourth quarter of 1993.

Nine Months ended September 30, 1994 vs 1993:

Air freight revenue increased
13% over the prior year due to an increase in the number of shipments and average weight per shipment. Customs brokerage revenues increased as a result of an increase in the number of customs entries and increases in import services. Ocean freight revenue decreased as result of a decrease in prices.

Air freight net revenue increased over the prior year due to increases in shipping volume worldwide offset by competitive price pressures. Customs brokerage revenues increased as a result of both higher customs entry volumes and increases in import services. Ocean freight revenue decreased as a result of price decreases.

Salaries and related costs increased primarily as a result of additional employees in 1994.

Other income-net in the prior year includes gains of $1.8
million on the sale of a warehouse and office facility in Hong Kong and $4.0 million related to the sale of a portion of the Company's minority investment in another company, Intercargo Corporation (Intercargo). The sale of the remaining interest in Intercargo occurred in the fourth quarter of 1993.

Liquidity and Capital Resources

Capital expenditures for the Company for the three and nine months ended September 30, 1994 were $5.2 and $12.2 million respectively. Anticipated total capital expenditures for the year are approximately $15 million. The expenditures are primarily for investment in new facilities, as well as communication and information technologies which will benefit the company by improving the ability to serve customers and lower operating costs. The Company will continue to make capital expenditures that will support a complete line of logistics services over the next several years.

During the second quarter, the Company's Board of Directors approved the purchase of up to 500,000 shares of its common stock in the open market. As of the end of the third quarter the Company purchased and retired 325,000 shares of its common stock at a total cost of $4,744,000. Since the quarter ended the Company repurchased 135,000 additional shares, at a total cost of $1,832,500.

During the fourth quarter, the Company's Board of Directors approved a Shareholder Rights Plan and declared a dividend of one preferred share purchase right for each outstanding share of the Company's common stock. Each right will entitle stockholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $53.00. In general, the rights become exercisable if, without approval of the Board of Directors, a person or group acquires 20% or more (or a lesser percentage, if so determined by the Board) of the Company's common stock or announces a tender offer, the consummation of which would result in ownership of 20% or more of the common stock. In such event, each holder of the right, other than the acquiring person, will have the right to receive, upon exercise of the right, at its then current exercise price, that number of common shares having a market value of two times the exercise price of the right. The dividend was made on November 7, 1994. The rights will expire October 24, 2004. A full description of the rights is set forth in a Rights Agreement between the Company and Chemical Trust Company of California, dated as of October 24, 1994.

Management believes that operating cash flow, the Company's current financial structure and borrowing capacity will be adequate to fund its operations, finance capital expenditures, and pay dividends to stockholders.

II.  OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)   Exhibits:

      Exhibit 10.1, Financial Data Schedule, Page 13, EDGAR filing only.

      Exhibit 10.2, Form 8-A, regarding the Preferred Stock Dividend, and a Shareholder Rights Plan were filed on October 24, 1994 (incorporated by reference).
(b)   Form 8-K:

      Exhibit 10.3, Form 8-K, regarding the Preferred Stock Dividend, and a Shareholder Rights Plan was filed on November 1, 1994 (incorporated by reference).

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HARPER GROUP, INC.
Registrant

Dated:  November 11, 1994

/S/   Peter Gibert
Peter Gibert, President and
Chief Executive Officer

/S/   M. R. Collins
M. R. Collins, Vice President and
Acting Chief Financial Officer

/S/   Michael L. French
Michael L. French, Vice President
and Corporate Controller

Harper Group Inc, and Subsidiaries - Financial Data Schedule
(in thousands except per share amounts)
This schedule contains summary financial information extracted from the condensed consolidated financial statements from the Company's form 10-Q for the quarterly period ending September 30, 1994, and is qualified in its entirety by reference to such financial statements.

                                                               September 30
Item Number     Item Description                                       1994
5-02(1)         Cash and cash items                                 $13,014
5-02(2)         Marketable securities                                48,177
5-02(3)(a)(1)   Notes and accounts receivable - trade               148,366
5-02(4)         Allowances for doubtful accounts                      6,202
5-02(6)         Inventory
5-02(9)         Total Current Assets                                163,565
5-02(13)        Property, plant and equipment                       142,646
5-02(14)        Accumulated depreciation                             56,362
5-02(18)        Total assets                                        309,412
5-02(21)        Total current liabilities                           121,737
5-02(22)        Bonds, mortgages and similar debt
5-02(28)        Preferred stock - mandatory redemption
5-02(29)        Preferred Stock - no mandatory redemption
5-02(30)        Common Stock                                         21,004
5-02(31)        Other stockholders'equity                           131,151
5-02(32)        Total liabilities and stockholders'equity           309,412

                                                               Three months
                                                                      Ended
                                                               September 30
Item Number     Item Description                                       1994
- ---------------------------------------------------------------------------
503(b)1(a)    Net sales of tangible products
5-03(b)1      Total revenues                                        122,898
5-03(b)2(e)   Cost of tangible goods sold
5-03(b)2      Total costs and expenses applicable to sales           72,483
5-03(b)3      Other costs and expenses                               44,135
5-03(b)5      Provision for doubtful accounts and notes
5-03(b)(8)    Interest and amortization of debt discount
5-03(b)(10)   Income before taxes and other items                     7,607
5-03(b)(11)   Income tax expense                                      2,723
5-03(b)(14)   Income/loss continuing operations                       4,884
5-03(b)(15)   Discontinued operations
5-03(b)(17)   Extraordinary items
5-03(b)(18)   Cumulative effect - changes in accounting principles
5-03(b)(19)   Net income or loss                                      4,884
5-03(b)(20)   Earnings per share - primary                             0.30
5-03(b)(20)   Earnings per share - fully diluted