Form 10-Q/A
period 1994-09-30
HARPER GROUP INC /DE/
filed 1995-01-06
CIK 45674

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
(Address of principal executive offices)   (Zip Code)
Registrant's telephone number, including area code: (415) 978-0600
II.  OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)   Exhibits:

      Exhibit 10.1, Financial Data Schedule, Page 13, EDGAR filing only.
                    (Exhibit 27)

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

THE HARPER GROUP, INC.
Registrant

Dated:  December 20, 1994

/S/   Michael L. French
Michael L. French, Vice President
and Corporate Controller