Form 10-K
HARPER GROUP INC /DE/
filed 1995-03-31
CIK 45674

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended         Commission File Number
December 31, 1994                       0-8664
THE HARPER GROUP, INC.
(Exact name of registrant as specified in its charter)

          Delaware                            94-1740320_______

(State of other jurisdiction of                (IRS Employer
incorporation or organization)               Identification Number)

260 Townsend Street, San Francisco, California  94107-0933_______

(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (415) 978-0600

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
  Title of each class                   on which registered____

       None                             None___________

Securities registered pursuant to Section 12(g) of the Act:


Title of each class

Common Stock, $1.00 par value
Rights to Purchase Series A Junior Participating Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X  .  No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.  [   ]

At March 22, 1995, the aggregate market value of the registrant's
Common Stock held by non-affiliates of the registrant was approximately $214,878,294.

At March 22, 1995, the number of shares outstanding of registrant's Common Stock was 16,142,916.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated April 3, 1995 - Part III of this Form 10-K;
Annual Report to Stockholders for year ended December 31, 1994 -
Part II of this Form 10-K.

The Exhibit Index is located on Pages 35 through 38 hereof.


PART I

Item 1 - Business

General

The Harper Group, Inc. ("the Company") is a leader in providing transportation and integrated logistics services for the international movement of goods and the furnishing of value-added information and inventory management services to customers worldwide. The Company is principally engaged in international air and ocean freight forwarding, customs brokerage and integrated logistics. The Company provides value-added services in addition to those customarily provided by traditional air freight forwarders, ocean freight forwarders and customs brokers. These services are designed to provide global logistics solutions for customers in order to streamline their supply chain, reduce their inventories, improve their logistics information, enhance their profitability and to provide them with more efficient and effective international transportation strategies.

The Company's global array of services is designed to benefit customers by reducing overall international freight logistics costs and increasing the speed and reliability of the deliveries of goods worldwide. These logistics services include: air/ocean export and import freight transportation; worldwide customs brokerage, Free Trade Zone management and associated services; global freight tracking; electronic data interchange ("EDI"); warehousing and distribution services; inventory management; materials requirement planning; logistics management; intermodal transport; protective cargo packing; bonded warehousing; project cargo management; and marine insurance (ocean and air coverage).

The Company's global services are supplied through its network of over 300 offices and distribution centers located in approximately 45 countries on six continents. These facilities are linked by the Company's real-time, on-line communications network that speeds the two-way flow of shipment data and related logistics information between origins and destinations around the world. In addition to its own operations, the Company utilizes a network of overseas agents for comprehensive, global coverage of major trade centers.

The Company commenced operations in 1898, was incorporated in California in 1970, and reincorporated in Delaware in 1987. Until December 31, 1993, its operating subsidiaries in the United States included Circle Airfreight Corporation, Inc., its principal international air freight subsidiary, Harper Robinson & Co., Inc., its principal international ocean freight and customs brokerage subsidiary; Max Gruenhut International, Inc., a full service air/ocean import and export firm; and Darrell J. Sekin and Co. ("Sekin"), a full service firm engaged in air and ocean freight forwarding and customs brokerage.

Effective January 1, 1994, Circle Airfreight Corporation, Inc. and Max Gruenhut International, Inc. were merged into Harper Robinson & Co., Inc., which was renamed Circle International, Inc. These domestic operating subsidiaries were unified in order to achieve economic and service efficiencies, to provide a common set of standards and procedures, and to improve the sale and marketing of the Company's integrated services. Internationally, the Company continues to operate a number of subsidiaries under the names "Circle Freight International" and "Max Gruenhut", in addition to the name "Circle International". Unless the context otherwise requires, references to the Company or Harper include The Harper Group, Inc. and its subsidiaries.

Certain information regarding the Company's operations by regions for the three years ended December 31, 1994, is incorporated by reference to Note 11 of the Notes to Consolidated
Financial Statements in the 1994 Annual Report to Stockholders.

The following tables show the approximate amounts of revenue and net revenue, expressed in dollars and as a percentage, attributable to the Company's principal services during the three years ended December 31, 1994. Revenue from air and ocean freight forwarding, where the Company acts in the capacity of a consolidator of shipments, includes all transportation charges to the customer. Revenue from air and ocean freight forwarding, where the Company acts in the capacity of a cargo agent, includes only the commissions charged to carriers and forwarding and related fees charged to customers. Revenue earned by the Company as a customs broker includes commissions and fees charged to customers for those services. Net revenue for air and ocean freight forwarding, which is the equivalent of gross margin in other industries, is determined by deducting any freight consolidation costs from freight forwarding revenue. In the opinion of management, net revenues provide a more accurate measure than revenue of the relative importance of the Company's principal services.

Year Ended December 31,
                          1994           1993           1992
(Dollars in thousands)
REVENUE:

Air freight
  forwarding          $313,012  67%  $282,031  66%  $272,159  63%
Customs brokerage       77,694  16%    62,066  14%    66,692  15%
Ocean freight
  forwarding            78,842  17%    85,841  20%    92,817  22%

Total                 $469,548 100%   429,938  100% $431,668 100%

Year Ended December 31,
                          1994           1993           1992
(Dollars in thousands)
NET REVENUE:

Air freight
  forwarding          $ 87,467  45%   $86,322  47%  $ 89,919  46%
Customs brokerage       77,694  40%    62,066  34%    66,692  34%
Ocean freight
  forwarding            28,978  15%    34,065  19%    38,089  20%

Total                 $194,139 100%   182,453 100% $ 194,700 100%

Recent Developments

The unification of the three domestic operating subsidiaries referred to above resulted in a consolidated, focused market identity for the Company's operating units and its products. The consolidation of previously separate branch offices, accounting systems and job responsibilities continued during 1994 as well.

New full-service warehouse and distribution facilities were completed in 1994 in Los Angeles, Chicago and Penang, resulting in the ability to offer additional services in these locations, and in the consolidation of multiple offices in these locations.

The Company continuously enhances its information systems capabilities in order to meet its customers changing needs and to provide first-class information transmission and management services. The Company has been a leader in providing its customers with global shipment tracking and tracing capabilities and with providing data and reports to better manage the global logistics process. In 1994, the Company implemented the first stage of its new computer architecture, "Circle Logistics Advanced Systems Solutions", known as CLASS, which operates in a distributive processing environment rather than a single mainframe computing environment. The first module implemented manages ocean shipments and allows for the easy, automated preparation of over 15 shipping documents and provides a user friendly menu-driven system. Further integration and enhancements to CLASS are expected to be implemented in 1995 for the Company's customs brokerage business. The Company intends to link future development of its information systems to the specific requirements of its customers and seeks to connect its customers to its information systems whenever possible.

During 1994, management continued to focus its efforts on the Company's operations, including its information and accounting systems, and on seeking to protect and improve its market share with enhanced product development, additional information technology solutions for customers, and an improved sales and marketing program.

International Air Freight Forwarding

The Company believes that it is one of largest forwarders of international air freight in the United States. The Company's air freight forwarding and related logistics services include: inland transportation of freight from point of origin to distribution center or the carrier's cargo terminal; warehousing; cargo assembly; export packing and vendor shipment consolidation; global freight forwarding; charter arrangement and handling; electronic transmittal of logistics documentation; electronic purchase order/shipment tracking; expedited document delivery to overseas destinations for customs clearance; and priority notification to shipper and consignee of cargo arrival. In addition, the Company continues to expand the scope of its services, including such areas as logistics services for commercial and governmental projects, inventory management, material requirements planning, EDI and cargo insurance. The Company does not own or operate aircraft, which enables the Company to tailor its services to customer requirements.

As a global air freight forwarder, the Company is both a consolidator of air freight shipments (an indirect air carrier) and an airline cargo agent. The following table provides certain information concerning the Company's air freight forwarding business during each of the three years ended December 31, 1994.

Year Ended December 31,
                      1994         1993           1992
(In thousands except per shipment data)

AS INDIRECT CARRIER:
Revenue (1)       $296,464     $262,915       $250,925
Revenue net of
  air freight consol-
  idation
  costs (1)       $ 70,919     $ 67,206       $ 68,685
Number of shipments    347          347            336
Net revenue per
  shipment        $ 204.38      $193.68       $ 204.42
Weight in kilos    106,571       95,863         85,627
Kilos per shipment  307.12       276.26         254.84

Year Ended December 31,
                      1994         1993           1992
(In thousands except per shipment data)
AS AIRLINE AGENT:
Revenue (1)       $ 16,548     $ 19,116        $21,234
Number of
  shipments            117          127            124
Net revenue per
  shipment        $ 141.44     $ 150.52        $171.24
Weight in kilos     29,565       33,420         31,287
Kilos per
  shipment          252.69       263.15         252.31



(1) Management believes that revenue net of air freight consolidation costs is a better measure than revenue of the relative importance of the two types of air freight forwarding service offered by the Company because net revenue, like revenue earned by the Company as an airline agent, does not include the carrier's charge to the Company for carrying the shipment.

During 1994, the Company's principal air freight forwarding customers were shippers of computer, electronic and high technology equipment, machinery and machine parts, consumer goods, clothing, pharmaceuticals, chemicals, and aerospace equipment.

The air freight forwarding business of the Company is not dependent on any one customer or industry. The Company provides services to global or multinational customers, as well as regional customers. During 1994, the Company had in excess of 7,000 air freight forwarding customers, and no customer accounted for more than 5% of the Company's net air freight forwarding revenue.


Indirect Air Carrier. As an indirect air carrier, the Company procures shipments from its customers, consolidates shipments bound for a particular destination, determines the routing, selects the direct carrier (an airline) with which the consolidated lot is to move and tenders each consolidated lot as a single shipment to the direct carrier for transportation to a destination. At the destination the Company or its agent receives the consolidated lot, breaks it into its component shipments and distributes the individual shipments. During 1994, the Company derived approximately 81% of its net air freight forwarding revenue from its services as an indirect air carrier.

The Company's rates are based on a per kilo charge that generally decreases within a certain range as the weight of the shipment increases. The Company ordinarily charges the shipper a rate less than the rate which the shipper would be charged by an airline.

The rates that airlines charge to forwarders and others also generally decrease as the weight of the shipment increases. As a result of the consolidation of its customers' shipments, the Company generally obtains lower rates per kilo from airlines than the rates it charges its customers for individual shipments. This rate differential is the primary source of the Company's net air freight forwarding revenue. The Company's practice is to make prompt adjustments in its rates to match changes in airline rates.

As part of its services, the Company prepares documentation relating to the international movement of goods; provides handling, packing, and containerizing services; arranges for the routing and tracing of shipments when necessary; provides physical breakbulk, delivery and inland transportation services; and arranges for freight insurance. Another source of the Company's net air freight forwarding revenue is the fees which the Company charges for services related to the movement of goods, which include computer-prepared shipment documentation; expedited delivery of air waybills, packing lists, commercial invoices, and other documents; and electronic shipment tracking and tracing. The Company offers its customers access to its global on-line computer information system, which acts as a comprehensive source of vital information for its customers.

During 1994, approximately 49% of the Company's net air freight forwarding revenue as an indirect carrier was attributable to shipments originating in the United States and terminating abroad. As measured by net air freight forwarding revenue earned as an indirect carrier, the Company's principal regions of destination in 1994 were Europe, Asia, South America, and Australia/New Zealand.

By accepting goods for air shipment, the Company assumes the role of a carrier and becomes responsible to the shipper for the safe delivery of the shipment, subject to a legal limitation on liability of $20.00 per kilo. Because the Company's relationship to the airline is also that of a shipper to a carrier, the airline generally assumes the same responsibility to the Company as the airline assumes to its other customers. The Company obtains, for the benefit of its customers, cargo insurance covering such cargo for $20.00 per kilo or such higher amount as the customer may designate.

Airline Agent. As an authorized cargo sales agent of most airlines worldwide, the Company arranges for the transportation of individual shipments and receives from the airline a commission for arranging the shipment. In addition, the Company provides the shipper with ancillary services such as export documentation for which it receives a separate fee. When acting in this capacity, the Company does not consolidate shipments or have responsibility for shipments once they have been tendered to the airline. The Company conducts its agency air freight forwarding operations from the same facilities as its indirect carrier operations, and services the same regions of the world. During 1994, the Company derived approximately 19% of its net air freight forwarding revenue from its services as an airline agent.

Customs Brokerage

The Company functions as a customs broker with respect to entries of freight into over 35 major destinations in the United States and in over 120 overseas destinations through its network of offices and agents.

In its capacity as a customs broker, the Company prepares and files all formal documentation required for clearance through customs agencies, obtains customs bonds, in many cases pays import duties on behalf of the importer, arranges for payment of collect freight charges, and assists the importer in obtaining the best commodity classifications and in qualifying for duty drawback refunds. The Company's customs brokers and support staff have substantial knowledge of the complex tariff laws and customs regulations governing the payment of duty, as well as valuation and import restrictions in their respective countries.

The Company believes that it is a leader in the use of computer technology for customs brokerage activities on behalf of its clients. The Company has been a leader in the use of the Automated Brokerage Interface information system, providing an on-line link with the United States customs agencies. In several global trading centers in addition to the United States, the Company's offices are connected electronically to customs agencies for expedited pre-clearance of goods and centralized import management. Such on-line interface with customs agencies speeds freight release and provides nationwide control of clearances at multiple ports and airports of entry.

The Company works with importers to design cost-effective import programs which utilize the Company's distribution management services and leading edge computer technology. Such services include electronic document preparation, routing cargo from overseas origins to ports and airports of entry, bonded warehousing, and distribution of the cleared cargo to inland locations. For consolidated shipments, containers are devanned, cargo is segregated according to final destination, and goods are forwarded to final destinations. In many U.S. and overseas locations, the Company's bonded warehouses enable importers to defer payment of customs duties and coordinate release of cargo with their production or distribution schedules. Goods are stored under Customs Service supervision until the importer is ready to withdraw or re-export them. The Company receives storage charges for these in-transit goods and fees for related ancillary services.

The Company also offers Free Trade Zone management and duty drawback services to provide customers with tools to maintain cost-effective import programs.

Management estimates that in 1994 the Company handled approximately 250,000 customs entries in the United States. The Company does not have a fixed fee schedule for customs brokerage services. Instead, its fees are based on the volume of business transacted for a particular customer, and the type, number and complexity of services provided. In addition to its fees, the Company bills the importer for amounts which the Company has paid on the importer's behalf, including duties, collect freight charges, and similar payments.

As a customs broker operating in the United States, the Company is licensed by the Treasury Department and regulated by the United
States Customs Service. The Company's fees for acting as a customs broker in the United States are not regulated.
International Ocean Freight Forwarding

As a global ocean freight forwarder, the Company arranges for the shipment of freight by ocean carriers and acts as the agent of the shipper or the foreign importer. The Company's ocean freight forwarding and related logistics services include inland transportation from point of origin to distribution facility or port of export; cargo assembly, packing and consolidation; warehousing; electronic transmittal of documentation and shipment tracking; expedited document delivery; pre-alert consignee notification; and freight insurance.

A number of the Company's facilities provide protective cargo packing, crating and specialized handling services for retail goods, government-specification cargo, consumer goods, hazardous cargo, heavy machinery and assemblies, and perishable cargo. Other facilities are equipped to handle tons of equipment and material from multiple origins to overseas "turn-key" projects, such as manufacturing facilities or government installations. Additionally, the Company maintains a Global Projects Division which provides logistics advice and on-site project assistance to meet the requirements of project movements. The Company does not own or operate ships or assume carrier responsibility, preferring the flexibility to tailor logistics services and options to the customer's requirements.

The Company's compensation for its ocean freight forwarding services is derived principally from commissions paid by shipping lines and from forwarding and documentation fees paid by its customers, who are either shippers or consignees. In 1994, approximately 70% of the Company's net ocean freight forwarding revenue was attributable to commissions, forwarding fees, and associated ancillary services.

During 1994, more than 15,000 customers utilized the Company's ocean freight forwarding services worldwide. Although the Company services a wide variety of shippers, its principal customers are shippers of industrial and agricultural machinery and equipment, motor vehicles, computer equipment, clothing, agricultural products and energy-related equipment.

A majority of the ocean freight shipments forwarded by the Company originate in the United States, Asia and Europe and terminate in a foreign port.

Ocean Freight Consolidation.

The Company's global operations as an indirect ocean carrier or NVOCC (non-vessel operating common carrier) are similar in some respects to its air freight consolidation operations. The Company procures customer freight, consolidates shipments bound for a particular destination, determines the routing, selects the ocean carrier or charters a ship, and tenders each consolidated lot as a single shipment to the direct carrier for transportation to a distribution point. As a NVOCC, the Company generally derives its revenue from the spread between the rate specified in a tariff which it has on file with the Federal Maritime Commission and the ocean carrier's charge to the Company for carrying the shipment, in addition to charging for other ancillary services related to the movement of the freight. Because of the volume of freight controlled and consolidated by the Company, it is able to obtain lower rates from ocean carriers than the rate which the shipper would be able to procure. In 1994, this service, and associated ancillary services, contributed approximately 30% of the Company's net ocean freight forwarding revenue.

Insurance

Another transportation service offered to customers is the arranging of international marine/air cargo insurance in connection with the Company's air freight and ocean freight forwarding operations. Insurance coverage frequently is tailored to a customer's shipping program and is procured for the customer as a component of the Company's value-added integrated logistics. The Company also arranges for surety bonds for importers as part of its customs brokerage activities.

Warehouse and Distribution Services

The Company offers a full range of customized warehouse and distribution services in connection with the transportation of international cargo. Warehouse services are provided in a number of the Company's owned logistics facilities in many locations throughout the world, as well as in premises leased from others.
In 1994, the Company completed construction of several warehouse and distribution facilities which serve as state-of-the-art facilities offering a wide range of services for customers. Additional facilities projects in the United States and Europe are contemplated for 1995. The Company's warehousing and distribution services include inventory control, import/export freight staging, material requirements planning, protective and specialized packing and storage, containerization, consolidation and deconsolidation, and special handling for perishables, hazardous materials, and heavy-lift equipment. For import shipments, the Company provides bonded warehouse services and in certain locations Free Trade Zone services. These warehouse and distribution services complement the other transportation services, including information systems tools, provided by the Company and form part of the total logistics solutions offered to customers.

Competition and Business Conditions

The Company's principal businesses are directly related to the volume of international trade, particularly trade between the United States and other nations. In general, global trading is expanding as businesses increasingly seek new sourcing opportunities and penetrate international markets. The extent of such trade is influenced by many factors, including economic and political conditions in the United States and abroad, changes in supply or manufacturing practices, labor conditions, wars and other armed conflicts, currency fluctuations and United States and foreign laws relating to tariffs, trade restrictions, foreign investments and taxation.

Management believes that the Company is one of the world's largest international freight forwarders and integrated logistics providers. In addition to competition from other freight forwarders and cargo sales agents, the Company encounters competition from direct carriers which actively solicit freight from shippers and from integrated transportation companies that operate their own aircraft and also act as carriers. Other transportation-related businesses, such as trucking and distribution companies, have also entered the logistics and freight forwarding market. In recent years, there has been a trend towards consolidation in the forwarding industry which, together with pressure to reduce applicable charges for transportation, has led to intensified competition and lower operating margins.
Significant competition comes from large domestic and foreign firms with substantial capital resources which have offices in multiple global locations, offer a broad array of services and provide information systems.

As a customs broker and ocean freight forwarder, the Company encounters strong competition in every port in which it does business. The Company has customs brokerage and ocean freight forwarding offices in most major United States ports, and it competes with large domestic and foreign firms, as well as local and regional firms.

For several years the Company has offered to customers multiple transportation services, other than traditional air and ocean freight forwarding, in order to meet all of the logistics requirements of its customers. An extension of its array of multiple services is the Company's integrated transportation logistics program under which the Company offers a comprehensive program which is specifically designed to meet the total door-to-door transportation requirements of a particular customer to assist the customer in creating more efficient global sourcing, inventory and warehousing strategies. The value-added logistics capabilities which support this strategy use the full-spectrum of services offered by the Company, including inventory management, protective packing, vendor coordination, ocean or air transportation, customs brokerage, and warehouse and distribution. The Company's transportation logistics program often relies on the integration of its customers information systems with the Company's information systems, frequently using electronic data interfaces, and requires employees assigned and dedicated exclusively to the customer's shipment management requirements. In recent years, the Company has committed significant resources to develop and implement its integrated transportation logistics services.

In 1994, the Company established Circle Trade Services, Ltd., which offers purchasing, procurement and trade finance services to companies engaged in global trade. The purpose of this service is to provide customers requiring the international transportation of cargo with additional global trade solutions enabling the customer to successfully complete its international transaction. In 1995, the Company intends to continue to emphasize its services as a global trade facilitator offering value-added logistics services.

Integrated logistics and related value-added services are, in part, a response to the growing trend toward the outsourcing of key distribution functions by businesses requiring international logistics services and are a response to competitive pressures which have reduced traditional freight forwarding transportation margins.

Marketing


The Company's worldwide services are marketed primarily by its senior executives, by approximately 200 salespersons and by over 400 country, regional, branch and district managers who divide their time between marketing, administration and operations. Such persons generally deal directly with executives in the transportation, finance, logistics, shipping or purchasing departments of the Company's existing and potential customers.

Their sales efforts are supplemented by the Company's agents in certain foreign commercial centers in which the Company does not have an office or terminal. The Company has taken a number of initiatives to improve the effectiveness of its sales programs, including the formation of a global sales team targeting multinational customers, the establishment of regional sales teams, the overseas assignments of foreign employees responsible for targeting specific trade lanes, and the consolidation of the United States sales force under a common sales program. The Company also has Marketing and Corporate Sales departments designed to support the Company's sales and marketing activities.

In conjunction with these sales and marketing efforts, the Company continues to invest significant resources in enhancing its information systems to make these systems more responsive to customers and other users in managing their international transportation needs. The use of EDI applications, in which the Company is a leader, also serves as an important sales tool.

Employees

As of December 31, 1994, the Company employed approximately 3,150 persons, of whom approximately 650 were engaged in managerial and sales activities, and the balance were engaged in operations or were general office employees.

Executive Officers

The Company's executive officers are as follows:
          Name               Age         _________Position________
Peter Gibert                  52         Chairman of the Board,
                                         President, and Chief
                                         Executive Officer
Robert J. Diaz                52         Senior Vice President and
                                         Chief Financial Officer
Stuart O. Keirle              47         Vice President
Martin R. Collins             57         Vice President
Patrick Morrison              60         Vice President, Chief
                                         Information Officer
Michael L. French             42         Vice President and
                                         Controller
Robert H. Kennis              42         Vice President, Secretary
                                         and General Counsel

Mr. Gibert assumed the position of President and Chief Operating Officer in May 1991, following the Company's acquisition of Darrell
J. Sekin & Co. ("Sekin"). Mr. Gibert originally joined the Company in 1965 and served in numerous positions within the Company until January 1984, when he joined Sekin as its President. In May 1992, he became Chief Executive Officer of the Company, and in May 1993 he was elected Chairman of the Board of Directors. Mr. Gibert was elected to the Board of Directors at the 1992 Annual Meeting of Shareholders and serves as a Class I director.

Mr. Diaz originally joined the Company in April 1992. He served as its Vice President and Chief Financial Officer until October 1992, when he joined Coors Brewing Company as its Vice President, Corporate Controller, and later served as its Principal Financial Officer. Mr. Diaz returned to the Company in December 1994 as its Senior Vice President and Chief Financial Officer.

Prior to joining the Company, from mid-1991 to April 1992, Mr. Diaz served as President of Com-Pro International, a company engaged in the distribution of computer products to Latin America. From 1982 to August 1990 Mr. Diaz worked for the Clorox Company, serving as Corporate Vice President-International from 1988 to August 1990.

Mr. Keirle joined the Company as Vice President and Chief Investment Officer in September 1987. He held the position of Senior Vice President and Chief Financial Officer from January 1989 to May 1992. From May 1992 to December 1994, Mr. Keirle managed the Company's investment activities and was responsible for managing the Company's operations in the Middle East, Africa and Indian sub-continent. In January 1994, Mr. Keirle assumed the position of President of Circle Trade Services Ltd., a subsidiary engaged in purchasing, procurement, and arranging trade finance for its customers for whom it sources or purchases goods. Prior to joining the Company, Mr. Keirle was associated with Barclays Bank for over 20 years, most recently as Managing Director and Executive Vice President, Treasury for Barclays' U.S. banking division in New York.

Mr. Collins originally joined the Company in January 1970, and from May 1978 to July 1986 served as its Senior Vice President, Finance. He also served as a director of the Company from February 1983 to July 1986. From July 1987 to September 1991, he was associated with Fritz Companies, Inc. as Director of Planning. In February 1992, Mr. Collins rejoined the Company and served as a manager responsible for directing the Company's Far East operations until June 1994. In addition, Mr. Collins served on an interim basis as Acting Chief Financial Officer in November and December 1992 and in October and November 1994. In May 1994, he was elected Vice President of the Company. As Vice President, Mr. Collins presently has management responsibilities for the Company's North American operations and for strategic planning issues.

Mr. Morrison joined the Company in June 1993 as Vice President of Information Services. He is the Company's Chief Information Officer responsible for its information services division. Immediately prior to joining the Company, Mr. Morrison served as a consultant in information systems related to the transportation and logistics industries, and performed services in this capacity for the Company for four months. From March 1987 to December 1989, Mr. Morrison was President and Chief Operating Officer of CSX Commercial Services, Inc. and for six months thereafter served in the same position for a joint venture subsidiary, Global Logistics Venture, Inc. From June 1981 to March 1987, he was Vice President of Information Systems for American President Companies.

Mr. French joined the Company in 1989 and became Vice President and Controller in that year. In this position, he serves as the Company's principal accounting officer. Prior to joining the Company, he served as Controller for CP National Corporation from 1985 to 1989.

Mr. Kennis joined the Company in 1989. He serves as Vice President and Secretary, and is the Company's chief legal officer. Prior to joining the Company, he was Vice President and Legal Counsel for The Consolidated Capital Companies for four years. From 1978 to 1984, he was with the law firm of Bronson, Bronson & McKinnon as an associate and first-level partner.

Item 2 - Properties

The properties used in the Company's domestic and foreign operations consist principally of air and ocean freight forwarding offices, customs brokerage offices, and warehouse and distribution facilities. In the United States, most freight forwarding operations and customs brokerage offices are now conducted from the same facility. The Company's foreign offices are principally engaged in customs brokerage and ocean and air freight forwarding; additionally, other transportation management services such as warehousing, distribution, packing, containerization, and inland transportation are offered at many offices.

The following table sets forth certain information as of December
31, 1994 concerning the Company's domestic and foreign facilities and freight handling terminals.
                             Number of Facilities
                        Owned               Leased            Total

Domestic                   28                   42               70
Foreign                    23                  140              163

                           51                  182              233

The Company owns its headquarters building in San Francisco.

Under many of its leases, the Company, in addition to rental payments, is responsible for payment of property taxes, maintenance and insurance. In 1994, the aggregate rental expense for all of the Company's leased property was approximately $7.3 million. For further information concerning the Company's lease commitments, see
Note 6 of the Notes to Consolidated Financial Statements in the 1994 Annual Report to Stockholders.

Item 3 - Legal Proceedings

The Company is a party to routine litigation incident to its business, relating primarily to claims for goods lost or damaged in transit or improperly shipped. Some of the lawsuits to which the Company is a party are covered by insurance and are being defended by the Company's insurance carriers. The Company has established reserves which management believes are adequate to cover any litigation losses which may occur.

The Internal Revenue Service issued a notice of deficiency with respect to the Company's income tax liabilities for the years 1986 and 1987 asserting an aggregate liability for tax of approximately $7.9 million. The Company subsequently filed a petition in the U.S. Tax Court contesting all of the asserted deficiency, and made a partial payment of tax. Settlement negotiations with the Internal Revenue Service have now been concluded with respect to this matter. Under the terms of the proposed settlement, the Company would be entitled to receive a net refund of approximately $300,000. However, there has been no final settlement because the matter has been held in abeyance pending resolution of the Company's refund proposals arising out of its 1992 write-offs.

The Company is engaged in discussions with the Internal Revenue Service audit personnel with respect to Federal income tax refunds arising out of the 1992 write-offs involving approximately $9 million of tax. It is not possible to predict at this time the extent to which the Internal Revenue Service will agree with the Company's proposed income tax refunds, or the effect upon the settlement of the issues in the Company's tax years 1986 and 1987.

The Internal Revenue Service has issued a notice of proposed deficiency with respect to tax years 1988 and 1989 proposing to assert deficiencies in tax and penalties in the aggregate amount of approximately $9.9 million. The Company has agreed to adjustments that will result in a deficiency in tax in the amount of approximately $500,000 for 1988 and has filed a protest with respect to the remaining unagreed proposed deficiency. Because of the number and complexity of the issues involved, resolution of the issues may require a number of years.

Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders
Inapplicable.

PART II
Item 5 - Market for the Registrant's Common Stock and Related
Security Holder Matters

The information required by this item is incorporated by reference from page 24 of the Company's Annual Report to Stockholders for the year ended December 31, 1994.

Item 6 - Selected Financial Data

The information required by this item is incorporated by reference from page 1 of the Company's Annual Report to Stockholders for the year ended December 31, 1994.

Item 7 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

The information required by this item is incorporated by reference from pages 12 and 13 of the Company's Annual Report to Stockholders for the year ended December 31, 1994.

Item 8 - Financial Statements and Supplementary Data

The information required by this item is incorporated by reference from pages 14 through 23 of the Company's Annual Report to Stockholders for the year ended December 31, 1994. Also see Item
14 below.

Item 9 - Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Inapplicable.

PART III

Item 10 - Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from pages 1, 2, and 11 of the Company's Proxy Statement dated April 3, 1995 under the captions "Election of Directors" and "Section 16(a) Information". Also see "Executive Officers" under
Item 1 above.

Item 11 - Executive Compensation

The information required by this item is incorporated by reference from pages 4 through 7 of the Company's Proxy Statement dated April 3, 1995 under the captions "Compensation of Executive Officers",
"Options Granted to Executive Officers", and "Employment
Agreements".

Item 12 - Security Ownership of Certain Beneficial Owners and
Management

The information required by this item is incorporated by reference from page 10 of the Company's Proxy Statement dated April 3, 1995 under the caption "Ownership of Management and Principal
Stockholders".

Item 13 - Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from page 7 of the Company's Proxy Statement dated
April 3, 1995 under the caption "Transactions with the Company" and from page 3 of such Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation".

PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)  The following are filed as part of this report:
     (1)(2) Financial Statements: See attached Index to Financial Statements on page 34.
     (3) Exhibits: See attached Exhibit Index on pages 35 through 38.
(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March   31, 1995

THE HARPER GROUP, INC.
By:   /S/   Peter Gibert
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March
31, 1995.

         Signature         Title________________________

                                           Chairman of the Board,
/S/(Peter Gibert)                          President and Chief
                                           Executive Officer
                                           (Principal Executive
                                            Officer)

                                           Senior Vice President
                                           and Chief
/S/(Robert J. Diaz)                        Financial Officer
                                           (Principal Financial
                                           Officer)

                                           Vice President and
                                           Controller
/S/(Michael L. French)                     (Principal Accounting
                                           Officer)

                                           Director
/S/(Wesley J. Fastiff)

                                           Director
/S/(John M. Kaiser)

                                           Director
/S/(John H. Robinson)

                                           Director
/S/(Ray C. Robinson, Jr.)

                                           Director
/S/(Frank J. Wezniak)

THE HARPER GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

                                                   PAGE
Financial Statements:

The Harper Group, Inc. and Subsidiaries:

Consolidated Financial Statements and
Independent Auditors' Report, included
in the Company's 1994 Annual Report to
Stockholders (pages 14 through 23)
are hereby incorporated by reference
in this report:

Consolidated Income Statements for
the years ended December 31, 1994,
1993 and 1992                                       14*

Consolidated Balance Sheets,
December 31, 1994 and 1993                          15*

Consolidated Statements of Stockholders'
Equity for the years ended December 31,
1994, 1993, and 1992                                16*

Consolidated Statements of Cash Flows
for the years ended December 31, 1994,
1993, and 1992                                      17*

Notes to Consolidated Financial Statements    18 to 22*

Independent Auditors' Report                        23*

Financial schedules are omitted either because they are not required, not applicable, or the required information is included in the financial statements or notes thereto.

*  Refers to pages in the Company's 1994 Annual Report to
Stockholders

EXHIBIT INDEX

Exhibit Number     EXHIBIT                         PAGE

3.1                Certificate of Incorporation
                   of the Harper Group, Inc.,
                   a Delaware corporation.
                   (Incorporated by reference
                   to Exhibit 4.2 to Registration
                   Statement No. 33-40826
                   filed on May 24, 1991.)

3.2                Registrant's by-laws, as
                   heretofore amended.
                   (Incorporated by reference
                   to Exhibit 3.2.1 to Annual
                   Report on Form 10-K for the
                   fiscal year ended December
                   31, 1986, filed on or about
                   March 31, 1987.)

3.2.1              Amendments to Article IV,
                   Sections 2,3,4,5 and 6 of
                   Registrant's by-laws,
                   effective as of May 23,
                   1991.  (Incorporated by
                   reference to Exhibit 3.2.1 to
                   Annual Report on Form 10-K
                   for the fiscal year ended
                   December 31, 1991, filed on
                   or about March 31, 1992.)

3.2.2              Sections 2 and 3 of
                   Registrant's by-laws effective
                   as of May 31, 1992. (Incorporated
                   by reference to Exhibit
3.2.2              to Annual Report on
                   Form 10-K for the fiscal year
                   ended December 31, 1992 filed
                   on or about March 31, 1993.)

4.1                Specimen certificate of
                   Registrant's Common Stock.
                   (Incorporated by reference
                   to Exhibit 4.1 to Registration
                   Statement No. 2-59017, filed
                   on May 16, 1977.)

Exhibit Number     EXHIBIT                         PAGE

4.2                Rights Agreement, dated as of
                   October 24, 1994, between The
                   Harper Group, Inc. and Chemical
                   Trust Company of California,
                   which includes as Exhibit A
                   thereto the Certificate of
                   Designation, Preferences and
                   Rights of Series A
                   Junior Participating Preferred
                   Stock, as Exhibit B thereto
                   the Form of Rights Certificate
                   and as Exhibit C thereto a
                   Summary of Rights to Purchase
                   Common Stock. (Incorporated by
                   reference to the Form 8-A
                   Registration Statement

                   filed on or about October 24, 1994.)

10.1               Agreement of Merger between
                   Registrant and the Harper
                   Group, a California corporation,
                   providing for the reincorp-
                   oration of Registrant in
                   Delaware.  (Incorporated by
                   reference to Exhibit A to
                   Registrant's Proxy Statement
                   dated April 1, 1987, filed on
                   or about April 10, 1987.)

10.2               Master Agreement dated February
                   8, 1989 between Registrant and
                   Bowater Industries PLC.
                   (Schedules Excluded) (Incorp-
                   orated by reference to Exhibit
                   10.2 to Annual Report on Form
                   10-K for the fiscal year ended
                   December 31, 1988, filed on
                   or about March 31, 1989.)

10.3               Form of indemnity agreement
                   between Registrant and each of
                   its directors (Incorporated by
                   reference to Exhibit 10.3 to
                   Annual Report on Form 10-K for
                   the fiscal year ended December
                   31, 1988,  filed on or about
                   March 31, 1989.)

Exhibit Number                   EXHIBIT           PAGE

10.4               Agreement and Plan of Reorgan-
                   ization dated as of April 23,
                   1992, with exhibits attached,
                   including Registration Rights
                   Agreement, Employment Agreement
                   between Registrant and Peter
                   Gibert and Indemnification
                   Agreement.  (Incorporated by
                   reference to Exhibit 2.1. to
                   Current Report on Form 8-K,
                   dated May 21, 1991, filed on
                   or about May 23, 1991.)

10.5               1990 Stock Option Plan.
                   (Incorporated by reference to
                   Exhibit 10.5 to Annual Report
                   on Form 10-K for the fiscal
                   year ended December 31, 1992,
                   filed on or about March 31,
                   1993.) *

10.6               Stock Option Plan for Non-
                   employee Directors.
                   (Incorporated by reference to
                   Exhibit 10.6 to Annual Report
                   on Form 10-K for the fiscal
                   year ended December 31, 1992,
                   filed on or about March 31,
                   1993.) *

10.7               Employment Agreement between
                   Registrant and Stuart Keirle
                   dated June 16, 1987.
                   (Incorporated by reference to
                   Exhibit 10.7 to Annual Report
                   on Form 10-K for the fiscal
                   year ended December 31, 1992,
                   filed on or about March 31,
                   1993.) *

10.8               Credit Agreement dated October
                   15, 1993 between Registrant and
                   Bank of America National Trust
                   and Savings Association.
                   (Incorporated by reference to
                   Pages 14-103 to Form 10-Q for the
                   nine months ended September 30, 1993,
                   filed on or about November 10, 1993.)

Exhibit Number                      EXHIBIT         PAGE

10.9               Consultant Agreement effective
                   as of November 3, 1992 between
                   Registrant and John H. Robinson.
                   (Incorporated by reference to
                   Exhibit 10.9 to Annual Report on
                   Form 10-K for the fiscal year
                   ended December 31, 1993, filed
                   on or about March 31, 1994.) *

10.10              Registration Rights Agreement
                   dated November 1992, between
                   Registrant and John H. Robinson.
                   (Incorporated by reference to
                   Exhibit 10.10 to Annual Report on
                   Form 10-K for the fiscal year
                   ended December 31, 1993, filed
                   on or about March 31, 1994.)

10.11              1994 Omnibus Equity Incentive Plan
                   (Incorporated by reference to the
                   Form S-8 Registration Statement
                   filed on or about May 9, 1994) *

13.1               Sections of the Annual Report to
                   Stockholders referenced under
                   Part II, Items 5,6,7 and 8 hereof.
                   (Pages 1 and 12 through 24 of the
                   Annual Report to Stockholders.)   39 to 52

21.1               List of Subsidiaries                 53

23.1               Consent of Deloitte & Touche LLP     55

_________________________________________

* Indicates, as required by Item 14(a)(3), a management contract or compensatory plan required to be filed as an exhibit to this Form
10-K.