Form 10-K/A
period 1994-12-31
HARPER GROUP INC /DE/
filed 1995-04-06
CIK 45674

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A

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

The purpose of this amendment to the Form 10-K filed on March 31, 1995 is to provide corrected information which is limited to Part I, page 9, "table of certain information concerning the Company's air freight forwarding business" presented within the discussion of International Air Freight Forwarding.

Year Ended December 31,
                      1994         1993           1992
(In thousands except per shipment data)
AS INDIRECT CARRIER:
Revenue (1)       $296,464     $262,915       $250,925
Revenue net of
  air freight consol-
  idation
  costs (1)       $ 70,919     $ 67,206       $ 68,685
Number of shipments    353          337            336
Net revenue per
  shipment        $ 200.90     $ 199.42       $ 204.42
Weight in kilos    106,587       91,374         85,627
Kilos per shipment  301.95       271.14         254.84

Year Ended December 31,
                      1994         1993           1992
(In thousands except per shipment data)
AS AIRLINE AGENT:
Revenue (1)       $ 16,548     $ 19,116        $21,234
Number of
  shipments            137          127            124
Net revenue per
  shipment        $ 120.79     $ 150.52        $171.24
Weight in kilos     38,897       33,420         31,287
Kilos per shipment  283.92       263.15         252.31

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April
5, 1995.

         Signature                         Title

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