Form 10-Q
period 1995-03-31
HARPER GROUP INC /DE/
filed 1995-05-12
CIK 45674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended  March 31, 1995
OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-8664

The Harper Group

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

At May 4, 1995 the number of shares outstanding of the registrant's common stock was 16,142,916.

TABLE OF CONTENTS
Part I.  Financial Information                  Page

Item 1.Financial Statements:

Condensed Consolidated Income Statements
for the three months ended March 31, 1995
and 1994                                           3

Condensed Consolidated Balance Sheets,
March 31, 1995 and December 31, 1994               4

Condensed Consolidated Statements of
Cash Flows for the three months ended
March 31, 1995 and 1994                            5

Notes to Condensed Consolidated
Financial Statements                               6

Item 2.Management's Discussion and Analysis of
Financial Condition and Results of Operations      8

Part II.Other Information

Item 6.Exhibits and Reports on Form 8-K            9

I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE HARPER GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited, in thousands, except per share amounts)

                                        Three Months Ended
                                             March 31,
                                          1995        1994

Revenue                              $ 125,943   $ 103,226
Freight consolidation costs             74,834      58,127
                                     ---------   ---------
Net revenue                             51,109      45,099

Other costs and expenses:
  Salaries and related                  28,220      24,856
  Operating, selling and
  administrative                        17,875      16,412
                                     ---------   ---------
    Total other costs and expenses      46,095      41,268

Income from operations                   5,014       3,831
                                     ---------   ---------
Other income-net                           667         816

Income before taxes on income            5,681       4,647
                                     ---------   ---------
Taxes on income                          2,141       1,627
                                     ---------   ---------
Net income                           $   3,540   $   3,020
                                     =========   =========
Net income per share                 $    0.22   $    0.18
                                     =========   =========
Weighted average shares outstanding     16,138      16,627
                                     =========   =========
See Notes to Condensed Consolidated Financial Statements

THE HARPER GROUP, INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
(unaudited, in thousands, except per share amounts)

                                 March 31   December 31
                                     1995          1994
ASSETS

Current assets:
Cash and equivalents             $ 21,014      $ 18,135
Short-term marketable securities
  - at cost, approximates market    3,091         2,126
Accounts receivable (net of
  allowance for doubtful accounts
  of $4,295 in 1995 and $4,414
  in 1994)                        162,871       153,664
Other current assets                6,272         4,791
                                  -------       -------
  Total current assets            193,248       178,716

Property                          146,633       142,450
Less accumulated depreciation     (55,900)      (55,032)
                                  -------       -------
Property-net                       90,733        87,418

Marketable securities              41,823        41,660
Other assets                       19,200        16,670
                                 --------      --------
Total assets                     $345,004      $324,464
                                 ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable to banks           $ 13,622      $ 14,385
Accounts payable                  108,861        93,384
Accrued liabilities                24,210        28,273
                                  -------       -------
Total current liabilities         146,693       136,042

Deferred income taxes               6,187         5,206
Long-term notes payable            32,901        31,867
Commitments and contingencies           -             -

Stockholders' equity:
  Preferred stock, $1 par: shares
  authorized, 1,000                     -             -
  Common stock, $1 par: shares
  authorized, 40,000; shares
  issued and outstanding:March 31,
  1995, 16,143;December 31, 1994,
  16,133                           18,729        18,600
Retained earnings                 143,603       140,063
Unrealized change in value of
marketable securities              (1,882)       (2,657)
Cumulative translation adjustments (1,227)       (4,657)
                                  -------       -------
Total stockholders' equity        159,223       151,349
                                  -------       -------
Total liabilities and
stockholders' equity             $345,004      $324,464
                                  =======       =======
See Notes to Condensed Consolidated Financial Statements

THE HARPER GROUP, INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(unaudited, in thousands)
                                     Three Months Ended
                                         March 31
                                     1995        1994
Operating activities:

Net income                       $  3,540    $  3,020

Adjustments to reconcile
net income to net cash
provided by operating activities:

Depreciation and amortization       2,378       2,850
Net effect of changes in
working capital                     2,532      (2,342)
Other                                 341        (231)
Net cash provided by             --------    --------
operating activities                8,791       3,297
                                 --------    --------
Investing activities:

Capital expenditures               (2,910)     (3,807)

Proceeds from sales of
marketable securities                   -       7,925

Purchases of  marketable
securities                              -     (12,892)

Proceeds from sales of fixed assets    65           -
Acquisition of business            (2,219)          -
Other                                (132)         37
Net cash used in investing       --------    --------
activities                         (5,196)     (8,737)
                                 --------    --------
Financing activities:

Issuance of long-term notes
payable - net                       1,034       5,025

Increase (decrease) in
notes payable                        (763)        839

Payments of dividends              (1,775)     (1,663)
Other                                 129        (177)
                                 --------    --------
Net cash (used) provided by
financing activities               (1,375)      4,024
                                 --------    --------
Effect of exchange rate
changes on cash                       659        (308)
Increase (decrease) in cash
and equivalents                     2,879      (1,724)
                                 --------    --------
Cash and equivalents at
beginning of year                  18,135      11,302
                                 --------    --------
Cash and equivalents at
end of period                    $ 21,014    $  9,578
                                 ========    ========
Cash paid for interest
expense                          $  1,015    $    245
Cash paid for income taxes       $  2,615    $     67


See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Harper Group, Inc. (the Company) 1994 Annual Report to Stockholders incorporated by reference in the Company's 1994 Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q.

Note 2 - Federal Tax Litigation

The United States Internal Revenue Service issued a notice of deficiency with respect to the Company's income tax liabilities for the years ended 1986 and 1987 asserting an aggregate liability for tax of approximately $7.9 million. The Company subsequently filed a petition in the U.S. Tax Court contesting all of the asserted deficiency, and made a partial payment of tax. Settlement negotiations with the Internal Revenue Service have now been concluded with respect to this matter. Under the terms of the proposed settlement, the Company would be entitled to receive a net refund of approximately $300,000. However, there has been no final settlement because the matter has been held in abeyance pending resolution of the Company's refund proposals arising out of its 1992 writeoffs.

The Company is engaged in discussions with the Internal Revenue Service with respect to federal income tax refunds arising out of the 1992 writeoffs involving approximately $9 million of tax. It is not possible to predict at this time the extent to which the Internal Revenue Service will agree with the Company's proposed income tax refunds, or the effect upon the settlement of the issues in the Company's tax years 1986 and 1987.

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

Note 3 - Business Segment Information

The Company operates in the international freight forwarding industry, which encompasses air freight forwarding, customs brokerage and other, as well as ocean freight forwarding. Certain information regarding the Company's operations by region is summarized below.

          North              Far   Latin   Other           Elimi-   Consol-
          America  Europe    East America  Areas Corporate nations  idated
                         (in thousands)

Three months ended March 31, 1995:

Revenue from
customers $70,662 $24,718 $20,044 $ 4,868 $ 5,651 $      0 $     0  $125,943
Transfers between
regions     1,189     309     489     418     286        0  (2,691)        0
Total
revenue   $71,851 $25,027 $20,533 $ 5,286 $ 5,937 $      0 $(2,691) $125,943
Net
revenue   $25,174 $13,837 $ 5,243 $ 2,312 $ 4,543 $      0 $     0  $ 51,109
Income (loss)
from
operations$ 4,480 $ 1,941 $   523 $   517 $   950 $ (3,397)$     0  $  5,014

Three months ended March 31, 1994:

Revenue from
customers $55,425 $16,847 $21,433 $ 4,944 $ 4,577 $      0  $    0  $103,226
Transfers between
regions       649     595     562     424     251        0  (2,481)        0
Total
revenue   $56,074 $17,442 $21,995 $ 5,368 $ 4,828 $      0 $(2,481) $103,226
Net
revenue   $23,601 $10,821 $ 5,178 $ 1,878 $ 3,621 $      0 $     0  $ 45,099
Income (loss) from
operations$ 4,116 $ 1,522 $   965 $   454 $   666 $ (3,892)$     0  $  3,831

Revenue from transfers between regions represents approximate amounts that would be charged if the services were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue. Regional income (loss) from operations excludes overhead charges. Prior period amounts have been reclassified to conform to the 1995 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's principal services are international air freight forwarding, ocean freight forwarding, and customs brokerage and other logistics services. The following table shows the revenue and net revenue, in dollars and percentages, attributable to the Company's principal services during the periods indicated. Revenue for air freight and ocean freight consolidations (indirect revenue) includes the cost of such freight. Revenue for air freight and ocean freight agency or direct shipments, customs brokerage and import services, includes fees or commissions for these services.
A comparison of net revenue best measures the relative importance of the Company's principal services.

                                 Three Months Ended
                                      March 31
                             1995                  1994
                               (dollars in thousands)
Revenue

Air freight forwarding   $ 82,877  66%         $ 69,213  67%
Ocean freight forwarding   19,663  16            18,001  17
Customs brokerage
and other                  23,403  18            16,012  16
                         ------------          ------------

                         $125,943 100%         $103,226 100%
                         ============          ============
Net Revenue

Air freight forwarding   $ 21,007  41%         $ 20,806  46%
Ocean freight forwarding    6,699  13             8,281  18
Customs brokerage
and other                  23,403  46            16,012  36
                         ------------           -----------
                         $ 51,109 100%          $45,099 100%
                         ============           ===========

Results of Operations

Three Months ended March 31, 1995 vs 1994:

Revenue increased in 1995 by 22% to $125.9 million from $103.2 million reported in 1994.

Air freight revenue increased 20% as a result of increased shipments, weight per shipment and revenue per shipment. These revenue increases occurred primarily in North America, Europe and the Far East.

Ocean freight revenue increased 9% as a result of increased shipments and revenue per shipment.

Customs brokerage and other, which includes warehousing and distribution services, increased 46% as a result of increased customs entries in North America and Europe, and increases in warehousing and distribution services.

Net Revenue increased in 1995 by 13% to $51.1 million from $45.1 million.

Air freight net revenue increased 1% as a result of increased shipments and weight per shipment offset by increased freight costs.

Ocean freight net revenue decreased 19% as a result of increased freight costs related to a change in business mix towards ocean consolidations.

Salaries and related costs increased as a result of more employees at slightly higher rates in the first quarter of 1995 compared to 1994.

The increase in administrative and selling costs reflects an increase in communication costs resulting primarily from higher transaction volume.

The decrease in other income-net results primarily from fewer foreign exchange gains in the first quarter of 1995 than in 1994.

Liquidity and Capital Resources

Capital expenditures for the Company for the three months ended
March 31, 1995 were $3 million. Total anticipated capital expenditures for the year are approximately $12 million.

In April 1995, the Company purchased 57,500 shares of its common stock at a total cost of $985,000 with prices ranging from $17.00 to $18.25 per share.

Management believes that operating cash flow, the Company's current financial structure and borrowing capacity will be adequate to fund its operations, finance capital expenditures, and pay dividends to stockholders.

II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: Exhibit 27, Financial Data Schedule, Page 11, EDGAR filing only.

(b)Form 8-K: No reports on Form 8-K were filed during the three months ended March 31, 1995.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE HARPER GROUP, INC.
                                            Registrant

Dated:  May 11, 1995
                                /S/Peter Gibert
                         Peter Gibert, President and Chief
                         Executive Officer

                               /S/Robert J. Diaz
                         Robert J. Diaz, Senior Vice President and
                         Chief Financial Officer

                             /S/Michael L. French
                         Michael L. French, Vice President and
                         Corporate Controller