Form 10-Q
period 1995-06-30
HARPER GROUP INC /DE/
filed 1995-08-11
CIK 45674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended    June 30, 1995

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

At August 7, 1995 the number of shares outstanding of the registrant's common stock was 16,149,559.

TABLE OF CONTENTS



Part I.   Financial Information               Page

     Item 1.   Financial Statements:

     Condensed Consolidated Income Statements
     for the three and six months ended
     June 30, 1995 and 1994                      3

     Condensed Consolidated Balance Sheets,
     June 30, 1995 and December 31, 1994         4

     Condensed Consolidated Statements of
     Cash Flows for the six  months ended
     June 30, 1995 and 1994                      5

     Notes to Condensed Consolidated Financial
     Statements                                  6

     Item 2.   Management's Discussion and
     Analysis of Financial Condition
     and Results of Operations                   8

Part II.  Other Information

     Item 6. Exhibits and Reports on Form 8-K   10

I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                  THE HARPER GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED INCOME STATEMENTS
             (unaudited, in thousands, except per share amounts)

                         Three Months Ended       Six Months Ended
                               June 30,               June 30,

                           1995        1994       1995        1994

Revenue               $ 133,996   $ 115,940  $ 259,939   $ 219,166

Freight
consolidation costs      79,059      68,883    153,893     127,010
                      ---------   ---------  ---------   ---------
Net revenue              54,937      47,057    106,046      92,156

Other costs and
expenses:
  Salaries and related   28,905      25,346     57,125      50,202
  Operating, selling and
  administrative         18,969      15,569     36,844      31,981
                      ---------   ---------  ---------   ---------
Total other costs
and expenses             47,874      40,915     93,969      82,183

Income from operations    7,063       6,142     12,077       9,973
                      ---------   ---------  ---------   ---------
Other income-net            601         655      1,268       1,471
                      ---------   ---------  ---------   ---------
Income before taxes
on income                 7,664       6,797     13,345      11,444
                      ---------   ---------  ---------   ---------
Taxes on income           3,063       2,508      5,204       4,135
                      ---------   ---------  ---------   ---------
Net income            $   4,601   $   4,289  $   8,141   $   7,309
                      =========   =========  =========   =========
Net income per share  $     .29   $     .26  $     .51   $     .44
                      =========   =========  =========   =========
Dividends declared
per share             $     .11   $     .10  $     .11   $     .10
                      =========   =========  =========   =========
Weighted average
shares outstanding       16,065      16,556     16,096      16,586
                      =========   =========  =========   =========

[FN]
See Notes to Condensed Consolidated Financial Statements

                  THE HARPER GROUP, INC. AND SUBSIDIARIES
                  CONDENSED  CONSOLIDATED  BALANCE  SHEETS
        (unaudited, in thousands, except share and per share amounts)

                                             June 30       December 31
                                               1995           1994
ASSETS
Current assets:
     Cash and equivalents                    $  20,934     $  18,135
     Short-term marketable
       securities - at cost,
       approximates market                       3,534         2,126
     Accounts receivable (net of allowance
     for doubtful accounts of $4,774 in 1995
     and $4,414 in 1994)                       154,220       153,664
     Other current assets                        7,414         4,791
                                             ---------     ---------
     Total current assets                      186,102       178,716


Property                                       149,290       142,450
     Less accumulated depreciation             (58,283)      (55,032)
                                             ---------     ---------
     Property-net                               91,007        87,418

Marketable securities                           39,876        41,660
Other assets                                    20,455        16,670
                                             ---------     ---------
Total assets                                 $ 337,440     $ 324,464
                                             =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                  $   7,243     $  14,385
     Accounts payable                          106,989        93,384
     Accrued liabilities                        26,273        28,273
                                             ---------     ---------
     Total current liabilities                 140,505       136,042

Deferred income taxes                            6,077         5,206
Long-term notes payable                         31,444        31,867
Commitments and contingencies                      -             -
Stockholders' equity:
     Preferred stock, $1 par: shares
       authorized, 1,000,000                       -             -
     Common stock, $1 par: shares
       authorized, 40,000,000;
       shares issued:
       June 30, 1995, 16,144,978;
       December 31, 1994, 16,132,678            18,753        18,600
     Treasury Stock, at cost, 189,500 shares    (3,254)          -
     Retained earnings                         146,448       140,063
     Unrealized change in value of
       marketable securities                    (1,107)       (2,657)
     Cumulative translation adjustments         (1,426)       (4,657)
                                             ---------     ---------
     Total stockholders' equity                159,414       151,349
                                             ---------     ---------
Total liabilities and stockholders' equity   $ 337,440     $ 324,464
                                             =========     =========

[FN]
See Notes to Condensed Consolidated Financial Statements

                 THE HARPER GROUP, INC. AND SUBSIDIARIES
             CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                         (unaudited, in thousands)

                                                   Six Months Ended
                                                       June 30
                                                     1995       1994
Operating activities:
     Net income                                   $  8,141   $  7,309
     Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation and amortization              5,109      5,524
          Net effect of changes in working capital   6,810       (817)
          Other                                       (685)       281
                                                  --------   --------
Net cash provided by operating activities           19,375     12,297
                                                  --------   --------

Investing activities:
     Capital expenditures                           (6,205)    (7,032)
     Proceeds from sales of marketable securities    2,963     19,020
     Purchases of  marketable securities               -      (23,264)
     Proceeds from sales of fixed assets             1,685        258
     Acquisitions of businesses                     (2,950)        -
     Other                                             260        580
                                                  --------   --------
Net cash used in investing activities               (4,247)   (10,438)
                                                  --------   --------

Financing activities:
     Issuance (repayment) of long-term notes
          payable - net                               (423)     6,894
     Increase (decrease) in notes payable           (7,142)     2,949
     Payments of dividends                          (1,775)    (1,663)
     Stock repurchases                              (3,254)    (3,712)
     Other                                             130         48
                                                  --------   --------
Net cash (used) provided by financing activities   (12,464)     4,516
                                                  --------   --------
Effect of exchange rate changes on cash                135       (201)
                                                  --------   --------
Increase in cash and equivalents                     2,799      6,174
Cash and equivalents at beginning of period         18,135     11,302
                                                  --------   --------
Cash and equivalents at end of period             $ 20,934   $ 17,476
                                                  ========   ========
Cash paid for interest expense                    $  2,055   $  1,091
                                                  ========   ========
Cash paid for income taxes                        $  4,898   $  2,310
                                                  ========   ========

[FN]
See Notes to Condensed Consolidated Financial Statements

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)

Note 1 - General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Harper Group, Inc. (the Company) 1994 Annual Report to Stockholders incorporated by reference in the Company's 1994 Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q.

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

               North               Far    Latin    Other             Elimi-   Consol-
             America   Europe     East  America    Areas Corporate  nations    idated
                                 (in thousands)
Three months ended
June 30, 1995:
Revenue from
customers   $ 70,891 $ 29,309 $ 23,811 $  4,390 $  5,595  $      0  $      0  $133,996
Transfers between
regions          517      625    1,246    1,001      665         0    (4,054)        0
Total
revenue     $ 71,408 $ 29,934 $ 25,057 $  5,391 $  6,260  $      0  $ (4,054) $133,996
Net revenue $ 25,776 $ 15,555 $  6,432 $  2,558 $  4,616  $      0  $      0  $ 54,937
Income (loss)
from
operations  $  5,193 $  2,324 $    891 $    623 $    860  $ (2,828) $      0  $  7,063

Three months ended June 30, 1994:
Revenue from
customers   $ 61,084 $ 25,098 $ 20,256 $  4,365 $  5,137  $      0  $      0  $115,940
Transfers between
regions          442       34    1,044      788      405         0    (2,713)        0
Total
revenue     $ 61,526 $ 25,132 $ 21,300 $  5,153 $  5,542  $      0  $ (2,713) $115,940
Net revenue $ 23,984 $ 11,935 $  5,301 $  2,020 $  3,817  $      0  $      0  $ 47,057
Income (loss)
from
operations  $  4,991 $  2,232 $    880 $    495 $    690  $ (3,146) $      0  $  6,142

Six months ended June 30, 1995:
Revenue from
customers   $141,553 $ 54,027 $ 43,855 $  9,258 $ 11,246  $      0  $      0  $259,939
Transfers between
regions        1,706      934    1,735    1,419      951         0    (6,745)        0
Total
revenue     $143,259 $ 54,961 $ 45,590 $ 10,677 $ 12,197  $      0  $ (6,745) $259,939
Net revenue $ 50,950 $ 29,392 $ 11,675 $  4,870 $  9,159  $      0  $      0  $106,046
Income (loss)
from
operations  $  9,673 $  4,265 $  1,414 $  1,140 $  1,810  $ (6,225) $      0  $ 12,077

Six months ended June 30, 1994:
Revenue from
customers   $116,509 $ 41,945 $ 41,689 $  9,309 $  9,714  $      0  $      0  $219,166
Transfers between
regions        1,091      629    1,606    1,212      656         0    (5,194)        0
Total
revenue     $117,600 $ 42,574 $ 43,295 $ 10,521 $ 10,370  $      0  $ (5,194) $219,166
Net revenue $ 47,585 $ 22,756 $ 10,479 $  3,898 $  7,438  $      0  $      0  $ 92,156
Income (loss)
from
operations  $  9,107 $  3,754 $  1,845 $    949 $  1,356  $ (7,038) $      0  $  9,973

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

                       Three Months Ended            Six Months Ended
                            June 30                       June 30
                      1995           1994           1995           1994
                  ----------------------------   ---------------------------
                                    (dollars in thousands)
Revenue

Air freight
  forwarding       $ 86,272  64%  $ 79,620  69%  $169,149  65%  $148,833  68%

Ocean freight
  forwarding         22,165  17%    18,446  16%    41,828  16%    36,447  17%

Customs brokerage
  and other          25,559  19%    17,874  15%    48,962  19%    33,886  15%
                  --------------  -------------  -------------  -------------
                   $133,996 100%  $115,940 100%  $259,939 100%  $219,166 100%
                  ==============  =============  =============  =============

Net Revenue

Air freight
  forwarding       $ 21,247  39%  $ 22,588  48%  $ 42,254  40%  $ 43,394  47%

Ocean freight
  forwarding          8,131  15%     6,595  14%    14,830  14%    14,876  16%

Customs brokerage
  and other          25,559  46%    17,874  38%    48,962  46%    33,886  37%
                   -------------  -------------  -------------  -------------
                   $ 54,937 100%  $ 47,057 100%  $106,046 100%  $ 92,156 100%
                   =============  =============  =============  =============

Results of Operations
- ---------------------
Three Months ended June 30, 1995 vs 1994:

Revenue increased in 1995 by 16% to $134.0 million from $115.9 million reported in 1994.

Air freight forwarding revenue increased 8% as a result of increased average weight per shipment on fewer shipments. Ocean freight forwarding revenue increased 20% over the prior year as a result of increased rates on fewer shipments.

Customs brokerage and other revenue increased 43% primarily as a result of increases in warehousing, distribution, and other services. Customs entries increased primarily in North America and Europe.

Net revenue increased 17% over the prior year. Air freight forwarding net revenue decreased 6% from the prior year as a result of decreased yields on fewer shipments. Net ocean freight forwarding revenue increased over the prior year as a result of increased yields on fewer shipments.

Salaries and related costs increased as a result of a 5% increase in the number of employees and an increase in rates.

Operating, selling and administrative expenses increased as a result of costs related to processing higher transaction volumes including increased data processing costs and additional costs from new facilities. These new facilities have increased capacity enabling the Company to increase its warehousing and distribution revenue.

Other income-net was comparable to the 1994 period.

Six Months ended June 30, 1995 vs 1994:

Revenue increased in 1995 by 19% to $259.9 million from $219.2 million reported in 1994.

Air freight forwarding revenue increased 14% as a result of increased shipments and average weight per shipment. Ocean freight forwarding revenue increased 15% as a result of increased rates on increased shipments.

Customs brokerage and other revenue increased 44% as a result of increased warehousing and distribution revenue as well as increased customs entries, primarily in North America and Europe.

Net revenue increased by 15% over the prior year. Air freight net revenue decreased 3% as a result of decreased yields on increased shipments. Ocean freight net revenue was comparable to the prior year. Ocean freight costs have shown an increase due to a change in business mix towards ocean consolidations.

Salaries and related costs increased as a result of an increase of 5% in the number of employees at higher rates in 1995 compared to 1994.

Administrative and selling costs increased due to communication and data processing costs connected with increased transaction volume and to additional costs of new facilities. These new facilities have increased capacity enabling the Company to increase its warehousing and distribution revenue.

Other income-net decreased as a result of fewer gains on the sale of long term marketable securities, as well as fewer foreign exchange gains in 1995 compared to 1994.

Liquidity and Capital Resources
- -------------------------------
Capital expenditures for the six months ended June 30, 1995 were $6.2 million. Total anticipated capital expenditures for the year are $12.0 million.

During the second quarter the Company purchased 189,500 shares of its common stock at a total cost of $3.3 million at prices ranging from $16.00 to $18.25 per share. The stock has been classified as treasury stock within the stockholders' equity section of the balance sheet. Subsequent to the end of the second quarter the Company purchased an additional 55,000 shares of its common stock at a total cost of $925,000 with prices ranging from $16.63 to $17.00 per share.

The Company has improved its cash position as a result of increased cash provided by operations, primarily as a result of management's efforts to improve trade working capital, as well as the sale of facilities. The Company plans to use these and other methods to convert non-cash assets to cash.

Management believes that the Company's current financial position, operating cash flow and borrowing capacity will be adequate to fund its operations, finance capital expenditures, and pay dividends to stockholders.

II.  OTHER INFORMATION

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of shareholders was held on May 9,
1995.  Peter Gibert and Edwin J. Holman were elected as
directors.
                                                  Against or
                                              For   Withheld  Abstentions
          Election of Directors
          Peter Gibert                 14,524,151     65,325        -
          Edwin J. Holman              14,525,281     64,195        -

          Ray C. Robinson, Jr., Wesley J. Fastiff, Frank J. Wezniak and John M. Kaiser will continue as directors.


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits:

            Exhibit 27, Financial Data Schedule, Page 12, EDGAR filing only.

            (b)  Form 8-K:

            No reports on Form 8-K were filed during the three months ended June 30, 1995.

                          S I G N A T U R E S
                          -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE HARPER GROUP, INC.
                                              Registrant



Dated:  August 10, 1995



                                        /S/  Peter Gibert
                                        Peter Gibert, President and
                                          Chief Executive Officer




                                        /S/  Robert J. Diaz
                                        Robert J. Diaz, Senior Vice President
                                          and Chief Financial Officer




                                        /S/  Michael L. French
                                        Michael L. French, Vice President
                                          and Corporate Controller