Form 10-Q
period 1995-09-30
HARPER GROUP INC /DE/
filed 1995-11-09
CIK 45674

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly period ended    September 30, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At November 3, 1995 the number of shares outstanding of the registrant's common stock was 16,249,044.

                           TABLE OF CONTENTS



 Part I.    Financial Information                                  Page

            Item 1.   Financial Statements:

                      Condensed Consolidated Income Statements
                      for the three and nine months ended
                      September 30, 1995 and 1994                     3

                      Condensed Consolidated Balance Sheets,
                      September 30, 1995 and December 31, 1994        4

                      Condensed Consolidated Statements of
                      Cash Flows for the nine months ended
                      September 30, 1995 and 1994                     5

                      Notes to Condensed Consolidated Financial
                      Statements                                      6

            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results
                      of Operations                                   8

 Part II.   Other Information

            Item 6.   Exhibits and Reports on Form 8-K               10

I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

                       THE HARPER GROUP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED INCOME STATEMENTS
                  (unaudited, in thousands, except per share amounts)

                             Three Months Ended       Nine Months Ended
                                September 30,            September 30,
                               1995       1994          1995       1994
                            ---------  ---------     ---------  ---------
Revenue                     $ 138,279  $ 122,898     $ 398,218  $ 342,064

Freight consolidation costs    80,767     72,483       234,660    199,493
                            ---------  ---------     ---------  ---------
Net revenue                    57,512     50,415       163,558    142,571

Other costs and expenses:

    Salaries and related       30,628     27,035        87,753     77,237
    Operating, selling and
      administrative           19,169     17,100        56,013     49,081
                            ---------   --------     ---------  ---------
    Total other costs and
      expenses                 49,797     44,135       143,766    126,318

Income from operations          7,715      6,280        19,792     16,253
                            ---------   --------     ---------  ---------
Other income-net                  591      1,327         1,859      2,798
                            ---------   --------     ---------  ---------
Income before taxes on income   8,306      7,607        21,651     19,051

Taxes on income                 3,240      2,723         8,444      6,858
                            ---------  ---------     ---------  ---------
Net income                  $   5,066  $   4,884     $  13,207  $  12,193
                            =========  =========     =========  =========
Net income per share        $     .32  $     .30     $     .82  $     .74
                            =========  =========     =========  =========
Dividends declared
  per share                 $      -   $       -     $     .11  $     .10
                            =========  =========     =========  =========
Weighted average shares
  outstanding                  15,929     16,342        16,044     16,509
                            =========  =========     =========  =========

[FN]
See Notes to Condensed Consolidated Financial Statements

                    THE HARPER GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (unaudited, in thousands, except share and per share amounts)
                                              September 30   December 31
                                                   1995         1994
ASSETS
Current assets:
   Cash and equivalents                           $18,447      $18,135
   Short-term marketable securities - at cost,
       approximates market                          3,773        2,126
   Accounts receivable (net of allowance
       for doubtful accounts of $4,849 in 1995
       and $4,414 in 1994)                        172,855      153,664
   Other current assets                             6,464        4,791
                                                ---------    ---------
       Total current assets                       201,539      178,716

Property                                          149,752      142,450
   Less accumulated depreciation                  (59,310)     (55,032)
                                                ---------    ---------
       Property-net                                90,442       87,418

Marketable securities                              40,181       41,660
Other assets                                       18,845       16,670
                                                ---------    ---------
Total assets                                    $ 351,007    $ 324,464
                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks                       $  17,316    $  14,385
   Accounts payable                               109,466       93,384
   Accrued liabilities                             25,469       28,273
                                                ---------    ---------
       Total current liabilities                  152,251      136,042

Deferred income taxes                               6,205        5,206
Long-term notes payable                            30,566       31,867
Commitments and contingencies                           -            -
Stockholders' equity:
   Preferred stock, $1 par: shares
       authorized, 1,000,000                            -            -
   Common stock, $1 par: shares
       authorized, 40,000,000;
       shares issued:
       September 30, 1995, 15,928,585;
       December 31, 1994, 16,132,678               19,657       18,600
   Treasury Stock, at cost, 279,500 shares        (4,766)           -
   Retained earnings                              151,503      140,063
   Unrealized change in value of
       marketable securities                         (840)      (2,657)
   Cumulative translation adjustments              (3,569)      (4,657)
                                                ---------    ---------
       Total stockholders' equity                 161,985      151,349
                                                ---------    ---------
Total liabilities and stockholders' equity      $ 351,007    $ 324,464
                                                =========    =========

[FN]
See Notes to Condensed Consolidated Financial Statements

                   THE HARPER GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited, in thousands)
                                                    Nine Months Ended
                                                       September 30
                                                      1995       1994
                                                   --------   --------
Operating activities:
   Net income                                      $ 13,207   $ 12,193
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                 7,848      7,956
        Gains on sales of assets-net                   (639)      (596)
        Net effect of changes in working capital     (5,282)    (1,895)
        Other                                          (419)        26
                                                   --------   --------
Net cash provided by operating activities            14,715     17,684
                                                   --------   --------
Investing activities:
   Capital expenditures                              (9,951)   (12,167)
   Proceeds from sales of marketable securities       4,183     23,099
   Purchases of marketable securities                (1,220)   (23,450)
   Proceeds from sales of fixed assets                1,849        372
   Acquisitions and disposals of businesses          (2,950)       804
   Other                                               (487)     1,134
                                                   --------   --------
Net cash used in investing activities                (8,576)   (10,208)
                                                   --------   --------

Financing activities:
   Issuance/(repayment) of long-term notes payable   (1,301)     6,717
   Increase (decrease) in notes payable               2,931     (4,097)
   Payments of dividends                             (3,551)    (3,301)
   Stock repurchases                                 (4,766)    (4,744)
   Proceeds from exercise of stock options              915         62
                                                   --------   --------
Net cash used in financing activities                (5,772)    (5,363)
                                                   --------   --------
Effect of exchange rate changes on cash                 (55)      (401)
                                                   --------   --------
Increase in cash and equivalents                        312      1,712
Cash and equivalents at beginning of period          18,135     11,302
                                                   --------   --------
Cash and equivalents at end of period              $ 18,447   $ 13,014
                                                   ========   ========
Cash paid for interest expense                     $  2,782   $  2,130
                                                   ========   ========
Cash paid for income taxes                         $  8,626   $  6,085
                                                   ========   ========

[FN]
See Notes to Condensed Consolidated Financial Statements

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

Note 1 - General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Harper Group, Inc. (the Company) 1994 Annual Report to Stockholders incorporated by reference in the Company's 1994 Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q.

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

            North             Far   Latin    Other  Corpo-   Elimi-   Consol-
           America  Europe    East  America  Areas   rate    nations  idated
                                (in thousands)
Three months ended September 30, 1995:
Revenue from
customers  $ 70,824 $31,420  $26,291 $ 3,628 $ 6,116 $      0 $     0  $138,279
Transfers
between
regions         137     482      954     585     650        0  (2,808)        0
Total      -------- -------  ------- ------- ------- -------- -------  --------
revenue    $ 70,961 $31,902  $27,245 $ 4,213 $ 6,766 $      0 $(2,808) $138,279
           ======== =======  ======= ======= ======= ======== =======  ========
Net
revenue    $ 27,512 $16,413  $ 6,193 $ 2,367 $ 5,027 $      0 $     0  $ 57,512
           ======== =======  ======= ======= ======= ======== =======  ========
Income
(loss) from
operations $  5,107 $ 3,105  $ 1,145 $   442 $   963 $ (3,047)$     0  $  7,715
           ======== =======  ======= ======= ======= ======== =======  ========

Three months ended September 30, 1994:
Revenue from
customers  $ 70,069 $22,337  $20,951 $ 3,764 $ 5,777 $      0 $     0  $122,898
Transfers
between
regions         652     303      451     260     721        0  (2,387)        0
Total      -------- -------  ------- ------- ------- -------- -------  --------
revenue    $ 70,721 $22,640  $21,402 $ 4,024 $ 6,498 $      0 $(2,387) $122,898
           ======== =======  ======= ======= ======= ======== =======  ========
Net
revenue    $ 25,777 $12,609  $ 5,655 $ 2,101 $ 4,273 $      0 $     0  $ 50,415
           ======== =======  ======= ======= ======= ======== =======  ========
Income
(loss) from
operations $  5,362 $ 2,318  $   771 $   541 $   907 $ (3,619)$     0  $  6,280
           ======== =======  ======= ======= ======= ======== =======  ========

Nine months ended September 30, 1995:
Revenue from
customers  $212,377 $85,447  $70,146 $12,886 $17,362 $      0 $     0  $398,218
Transfers
between
regions       1,843   1,416    2,689   2,004   1,601        0  (9,553)        0
Total      -------- -------  ------- ------- ------- -------- -------  --------
revenue    $214,220 $86,863  $72,835 $14,890 $18,963 $      0 $(9,553) $398,218
           ======== =======  ======= ======= ======= ======== =======  ========
Net
revenue    $ 78,462 $45,805  $17,868 $ 7,237 $14,186 $      0 $     0  $163,558
           ======== =======  ======= ======= ======= ======== =======  ========
Income
(loss) from
operations $ 14,780 $ 7,370  $ 2,559 $ 1,582 $ 2,773 $ (9,272)$     0  $ 19,792
           ======== =======  ======= ======= ======= ======== =======  ========

Nine months ended September 30, 1994:
Revenue from
customers  $186,578 $64,282  $62,640 $13,073 $15,491 $      0 $     0  $342,064
Transfers
between
regions       1,743     932    2,057   1,472   1,377        0  (7,581)        0
Total      -------- -------  ------- ------- ------- -------- -------  --------
revenue    $188,321 $65,214  $64,697 $14,545 $16,868 $      0 $(7,581) $342,064
           ======== =======  ======= ======= ======= ======== =======  ========
Net
revenue    $ 73,362 $35,365  $16,134 $ 5,999 $11,711 $      0 $     0  $142,571
           ======== =======  ======= ======= ======= ======== =======  ========
Income
(loss) from
operation  $ 14,469 $ 6,072  $ 2,616 $ 1,490 $ 2,263 $(10,657)$     0  $ 16,253
           ======== =======  ======= ======= ======= ======== =======  ========

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


<PAGE 8>
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                             Three Months Ended        Nine Months Ended
                                 September 30               September 30
                              1995         1994          1995         1994
                       ------------- -------------  ------------- -------------
                                        (dollars in thousands)
Revenue

Air freight forwarding $ 84,104  61% $ 79,770  65%  $253,253  64% $228,603  67%

Ocean freight forwarding 26,207  19%   21,434  17%    68,035  17%   57,881  17%

Customs brokerage
  and other              27,968  20%   21,694  18%    76,930  19%   55,580  16%
                       ------------- -------------  ------------- -------------
                       $138,279 100% $122,898 100%  $398,218 100% $342,064 100%
                       ============= =============  ============= =============

Net Revenue

Air freight forwarding $ 21,366  37% $ 21,535  43%  $ 63,620  39% $ 64,929  46%

Ocean freight forwarding  8,178  14%    7,186  14%    23,008  14%   22,062  15%

Customs brokerage
  and other              27,968  49%   21,694  43%    76,930  47%   55,580  39%
                       ------------- -------------  ------------- -------------
                       $ 57,512 100% $ 50,415 100%  $163,558 100% $142,571 100%
                       ============= =============  ============= =============

Results of Operations
---------------------

Three Months ended September 30, 1995 vs 1994:
---------------------------------------------
Revenue increased in 1995 by 13% to $138.3 million from $122.9 million reported in 1994.

Air freight forwarding revenue increased 5% as a result of increases in revenue primarily in Europe and the Far East, partially offset by decreases in revenue in North America due to competitive price pressures. Ocean freight forwarding revenue increased 22% partially as a result of increases in the number of shipments in North America, as well as improved results from the restructured European ocean operations. Customs brokerage and other revenue, which consist of warehousing, distribution and other logistics services, increased 29% primarily as a result of growth in warehousing and distribution revenues and because of an increase in the number of customs brokerage entries and revenue per entry, worldwide.

Net revenue increased 14% compared to the prior year. Air freight forwarding net revenue was comparable to prior year levels primarily as a result of revenue increases in Europe and the Far East offset by increased consolidation costs in North America due to higher effective carrier rates. Net air freight revenue in other regions showed improvement, primarily in Europe, mainly as a result of an increase in revenue per shipment. Ocean freight forwarding net revenue increased 14% as a result of improved yields in North America, and an increase in the number of shipments in Europe.

Salaries and related costs increased as a result of an increase in the number of employees and an increase in rates. Salaries as a percentage of net revenues decreased slightly from the prior year.

Operating, selling and administrative expenses increased as a result of increased data processing costs related to processing more transactions, and as a result of additional occupancy costs from new facilities.
These new facilities have increased capacity enabling the Company to increase its warehousing and distribution revenue.

Other income-net decreased from the prior year because 1994 included gains on the sale of investments, while the current year includes exchange losses due to the volatility of certain currencies against the dollar, primarily the Japanese Yen and Mexican Peso, as well as higher interest expense due to slightly higher rates. Foreign exchange gains and losses are a normal result of the Company's operations and it is the Company's policy to manage them through spot rates and forward contracts, but not derivatives.

Nine Months ended September 30, 1995 vs 1994:
--------------------------------------------
Revenue increased in 1995 by 16% to $398.2 million from $342.1 million reported in 1994.

Air freight forwarding revenue increased 11% as a result of increased shipments and increased weight. Air freight revenue per shipment increased substantially in the Far East while the number of shipments increased due to new customers in North America and Europe.
Ocean freight forwarding revenue increased 18% as a result of increased rates on increased shipments worldwide. Customs brokerage and other revenue increased 38% as a result of increased warehousing and distribution revenue as well as increased customs entries, primarily in North America and Europe but also to a lesser extent in all other regions.

Net revenue increased by 15% over the prior year. Air freight net revenue decreased 2% as a result of decreased yields on increased shipments, primarily in North America due to higher carrier rates; partially offset by increased shipments in Europe. Ocean freight forwarding net revenue increased 4% partially as a result of increases in the number of shipments in North America as well as better results from the restructured European ocean operations.

Salaries and related costs increased as a result of an increase in the number of employees and an increase in rates. Salaries as a percentage of net revenues decreased from the prior year resulting in slightly improved operating margins.

Administrative and selling costs increased due to communication and data processing costs connected with increased transaction volume, and to additional occupancy costs of new facilities. These new facilities have increased capacity enabling the Company to increase its warehousing and distribution revenue.

Other income-net decreased as a result of fewer gains on the sale of investments in 1995 compared to 1994, as well as foreign exchange losses in 1995 resulting from volatility in certain exchange rates. Interest expense is also higher than the prior year resulting from higher rates and slightly higher debt levels. Foreign exchange gains and losses are a normal result of the Company's operations and it is the Company's policy to manage these risks through spot rates and forward contracts, but not derivatives.

Liquidity and Capital Resources
-------------------------------
Capital expenditures for the nine months ended September 30, 1995 were $10.0 million. Total anticipated capital expenditures for the year are $12.0 million.

During the third quarter the Company purchased 90,000 shares of its common stock at a total cost of $1.5 million at prices ranging from $16.63 to $17.00 per share. On a year to date basis the Company purchased 279,500 shares of its common stock at a total cost of $4.8 million at prices ranging from $16.00 to $19.00 per share. These purchases of common stock are classified as treasury stock within the stockholders' equity section of the balance sheet.

During 1995, to minimize the Company's investment in trade working capital (customer trade receivables less trade payables) the Company implemented reporting, training and measurement systems which are designed to improve the management of trade working capital. As a result, management expects improvement in the Company's trade working capital position and cash flow from operations. Because of seasonality and new customers trade working capital was higher at September 30, 1995. This peak was reversed in October, resulting in an improved trade working capital position.

Management believes that the Company's current financial position, operating cash flow and borrowing capacity will be adequate to fund its operations, finance capital expenditures, and pay dividends to stockholders.

II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             Exhibit 27, Financial Data Schedule, Page 11, EDGAR filing only.

         (b) Form 8-K:

             No reports on Form 8-K were filed during the three months ended September 30, 1995.


<PAGE 11>
                           S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     THE HARPER GROUP, INC.
                                     Registrant


Dated:  November 3, 1995



                                     /S/Peter Gibert
                                     Peter Gibert, President and
                                     Chief Executive Officer



                                     /S/Robert J. Diaz
                                     Robert J. Diaz, Senior Vice President
                                     and Chief Financial Officer