Form 10-K
period 1995-12-31
HARPER GROUP INC /DE/
filed 1996-03-26
CIK 45674

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                  Commission File Number
    December 31, 1995                              0-8664

                       THE HARPER GROUP, INC.
   (Exact name of registrant as specified in its charter)

          Delaware                                94-1740320
(State of other jurisdiction of                 (IRS Employer
incorporation or organization)              Identification Number)

 260 Townsend Street, San Francisco, California   94107-0933
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (415) 978-0600

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
  Title of each class                        on which registered

       None                                          None

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

At March 15, 1996, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately
$301,343,089.

At March 15, 1996, the number of shares outstanding of registrant's Common Stock was 15,966,994 (net of 287,000 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement dated April 1, 1996 - Part III of this Form 10-K; Annual Report to Stockholders for year ended December 31, 1995 - Part II of this Form 10-K.

The Exhibit Index is located on Pages 38 through 41 hereof.


PART I
Item 1 - Business

GENERAL

The Harper Group, Inc. ("the Company") is a leader in providing transportation and integrated logistics services for the international movement of goods and the furnishing of value-added information, distribution, and inventory management services to customers worldwide. The Company is principally engaged in international air and ocean freight forwarding, customs brokerage and integrated logistics. The Company provides value-added services in addition to those customarily provided by traditional air freight forwarders, ocean freight forwarders and customs brokers. These services are designed to provide global logistics solutions for customers in order to streamline their supply chain, reduce their inventories, improve their logistics information, enhance their profitability and provide them with more efficient and effective international transportation strategies.

The Company's global array of services is designed to benefit customers by reducing overall international logistics costs and increasing the speed and reliability of the deliveries of goods worldwide. These logistics services include: air and ocean export and import freight transportation; worldwide customs brokerage, duty drawback, Free Trade Zone management and associated services; global freight tracking; other information management services such as electronic data interchange ("EDI"), electronic invoicing and purchase order management; logistics management; warehousing and distribution services; inventory management; protective cargo packing; bonded warehousing; project cargo management; global purchasing and trade finance services; and marine insurance (ocean and air coverage).

The Company's global services are supplied through its network of over 350 offices, agencies and distribution centers located in over 90 countries on six continents. These facilities are linked by the Company's real-time, on-line communications network that speeds the two-way flow of shipment data and related logistics information between origins and destinations around the world. In addition to its own operations, the Company utilizes a network of overseas agents for comprehensive, global coverage of major trade centers.

The Company commenced operations in 1898, was incorporated in California in 1970, and reincorporated in Delaware in 1987. Until December 31, 1993, its operating subsidiaries in the

United States included Circle Airfreight Corporation, Inc., its principal international air freight subsidiary, Harper Robinson & Co., Inc., its principal international ocean freight forwarding and customs brokerage subsidiary; Max Gruenhut International, Inc., a full service air and ocean freight forwarding firm; and Darrell J. Sekin and Co. ("Sekin"), a full service firm engaged in air and ocean freight forwarding and customs brokerage.

Effective January 1, 1994, Circle Airfreight Corporation, Inc. and Max Gruenhut International, Inc. were merged into Harper Robinson & Co., Inc., which was renamed Circle International, Inc. These domestic operating subsidiaries were unified in order to achieve economic and service efficiencies, to provide a common set of standards and procedures, and to improve the sales and marketing of the Company's integrated services. Internationally, the Company continues to operate a number of subsidiaries under the names "Circle Freight International" and "Max Gruenhut", in addition to the name "Circle International". Unless the context otherwise requires, references to the Company or Harper include The Harper Group, Inc. and its subsidiaries.

Certain information regarding the Company's operations by geographic regions for the three years in the period ended December 31, 1995, is incorporated by reference to Note 11 of the Notes to Consolidated Financial Statements in the 1995 Annual Report to Stockholders.

The following tables show the approximate amounts of revenue and net revenue, expressed in dollars and as a percentage, attributable to the Company's principal services during the three years in the period ended December 31, 1995. Revenue from air and ocean freight forwarding, where the Company acts in the capacity of a consolidator of shipments, includes all transportation charges to the customer. Revenue from air and ocean freight forwarding, where the Company acts in the capacity of a cargo agent, includes only the commissions charged to carriers and forwarding and related fees charged to customers. Revenue earned by the Company as a customs broker includes commissions and fees charged to customers for those services as well as services relating to warehousing, distribution and other ancillary services. Net revenue for air and ocean freight forwarding, which is the equivalent of gross profit in other industries, is determined by deducting any freight consolidation costs from freight forwarding revenue. In the opinion of management, net revenue provides a more accurate measure than revenue of the relative importance of the Company's principal services.

                                    Year Ended December 31
                          1995              1994              1993
                          ----              ----              ----
                                    (Dollars in thousands)
REVENUE:

Air freight
  forwarding          $346,624   64%    $313,012   67%    $282,031   66%
Customs brokerage
  and other            102,377   19%      77,694   16%      62,066   14%
Ocean freight
  forwarding            93,327   17%      78,842   17%      85,841   20%

Total                 $542,328  100%    $469,548  100%    $429,938  100%

NET REVENUE:

Air freight
  forwarding          $ 87,747   40%    $ 87,467   45%    $ 86,322   47%
Customs brokerage
  and other            102,377   46%      77,694   40%      62,066   34%
Ocean freight
  forwarding            31,687   14%      28,978   15%      34,065   19%

Total                 $221,811  100%    $194,139  100%    $182,453  100%

RECENT DEVELOPMENTS

Organization:
The unification of the three domestic operating subsidiaries referred to above resulted in a consolidated, focused market identity for the Company's operating units and its products. The consolidation of previously separate branch offices, accounting systems and job responsibilities continued during 1995 as well. Management believes that integration of the Company's operating systems has enhanced the

Company's ability to pursue its sales strategy of providing door-to-door integrated logistics solutions to its customers.

Acquisitions:
In March 1995, the Company's German subsidiary acquired Franz Kroll Internationale Transporte GmbH, a full services freight forwarding firm with offices in five cities in Germany. This acquisition increased the Company's already strong market position in Germany and expanded the Company's network of services available in central Europe.

In June 1995, the Company acquired the assets of Porter International, Inc. and its Mexican subsidiary, one of the leading customs brokers on the California-Mexico border. This acquisition improved the Company's position as one of the largest customs brokers along the United States-Mexico border.

In February 1996, the Company acquired certain assets of Celadon/Jacky Maeder Ltd., a New York partnership, consisting primarily of the accounts handled by substantially all of its offices in the United States. The consideration for the purchase is based on the net revenue generated from purchased accounts within twelve months of the acquisition. The acquisition is intended to increase the Company's market share in the United States. In connection with this transaction, the Company sold its operations in Switzerland to Jacky Maeder A.G., which is one of the largest freight forwarders in Switzerland, and will act as the Company's exclusive agent in Switzerland. The Company in turn will act as the exclusive agent in the United States for

Jacky Maeder A.G. and two of its global alliance partners, which are also large European freight forwarders.

Additionally, the Company recently opened operations in the Czech
Republic, Qatar and Abu Dhabi, and added five offices in new locations in the United States.

Information Systems:
The Company continuously enhances its information systems capabilities in order to meet its customers' changing needs and to provide first-class information transmission, processing, and management services. The Company has been a leader in providing its customers with global shipment tracking and tracing capabilities and with providing data and reports to better manage the global logistics process. In 1994, the Company implemented the first stage of its new computer architecture, "Circle Logistics Advanced Systems Solutions", known as CLASS. This module provides significant improvements for the management of ocean shipments, allows for the automated preparation of over 15 shipping documents and provides a user-friendly menu-driven system. The second module integrated the Company's new customs brokerage system into the CLASS system. This module allows for improved on-line tracking of shipments by customers and provides an improved data base system for the analysis and reporting of customs information. The Company has also developed a customer oriented purchase order management system to support supply chain management and the logistics needs of its customers.

The Company has spent considerable effort on its EDI capabilities to allow it to electronically transmit a variety of shipment documentation according to the requirements of its customers. Numerous EDI implementations designed to meet the needs of customers took place in 1995. The Company intends to link future development of its information systems to the specific requirements of its customers and seeks to connect its customers to its information systems whenever possible.

Quality Initiatives:
The Company maintains a department focused on implementing quality initiatives to better serve customers' needs. In 1995, the Company achieved ISO 9000 certification in several locations and is committed to a broad program in 1996 to gain ISO certification in many additional locations in the U.S. and overseas. The Company also embarked on an initiative to identify its best practices and standard procedures in order to provide a consistency of quality services throughout its offices in the United States.

Facilities:
In December 1995, the Company sold and leased-back its facilities in Los Angeles, Houston, Chicago, Detroit, Portland and Milwaukee under long term operating leases. The transaction is intended to improve the utilization of the Company's assets and resulted in cash proceeds of approximately $14,655,000 which are anticipated to be used for the repurchase of Company stock, future acquisitions and other corporate purposes. Additionally, in 1995 the Company sold its facilities in Atlanta, Seattle and San Francisco and leased new, larger facilities which were built according to the Company's specifications. In 1996 the Company intends to do the same in several other locations in the United States, including Miami, Denver, Newark, and South Bend. The Company is striving to improve and expand its facilities so as to accommodate the increased demand for distribution and warehouse services.

INTERNATIONAL AIR FREIGHT FORWARDING

The Company believes that it is one of the largest forwarders of international air freight in the United States. The Company's air freight forwarding and related logistics services include: inland transportation of freight from point of origin to distribution center or the carrier's cargo terminal; warehousing; cargo assembly; export packing and vendor shipment consolidation; global freight forwarding; charter arrangement and handling; electronic transmittal of logistics documentation; electronic purchase order/shipment tracking; expedited document delivery to overseas destinations for customs clearance; and priority notification to shipper and consignee of cargo arrival. In addition, the Company continues to expand the scope of its services, including such services as logistics services for commercial and governmental projects, inventory management, EDI and cargo insurance. The Company does not own or operate aircraft, which enables the Company to tailor its services to customer requirements.

As a global air freight forwarder, the Company is both a consolidator of air freight shipments (an indirect air carrier) and an airline cargo agent. The following table provides certain information concerning the Company's air freight forwarding business during each of the three years ended December 31, 1995.

                                    Year Ended December 31,
                                 1995         1994         1993
                                 ----         ----         ----
                           (In thousands, except per shipment data)
AS INDIRECT CARRIER:
Revenue (1)                  $328,597     $296,464     $262,915
Revenue net of
 air freight consol-
 idation costs (1)           $ 69,720     $ 70,919     $ 67,206
Number of shipments               375          353          337
Net revenue per shipment     $ 185.92     $ 200.90     $ 199.42
Weight in kilos               133,389      106,587       91,374
Kilos per shipment             355.70       301.95       271.14

AS AIRLINE AGENT:
Revenue (1)                  $ 18,027     $ 16,548     $ 19,116
Number of shipments               117          137          127
Net revenue per shipment     $ 154.08     $ 120.79     $ 150.52
Weight in kilos                35,887       38,897       33,420
Kilos per shipment             306.73       283.92       263.15


(1) Management believes that revenue net of air freight consolidation costs is a better measure than revenue of the relative importance of the two types of air freight forwarding service offered by the Company because net revenue, like revenue earned by the Company as an airline agent, does not include the carrier's charge to the Company for carrying the shipment.

During 1995, the Company's principal air freight forwarding customers were shippers of computer, electronic and high technology equipment, automotive products, machinery and machine parts, consumer goods, clothing, pharmaceuticals, chemicals, and aerospace equipment.

The air freight forwarding business of the Company is not dependent on any one customer or industry. The Company provides services to global or multinational customers, as well as regional customers. During 1995, the Company had in excess of 30,000 air freight forwarding customers, and no customer accounted for more than 5% of the Company's net air freight forwarding revenue.

Indirect Air Carrier:
As an indirect air carrier, the Company procures shipments from its customers, consolidates shipments bound for a particular destination, determines the routing, selects the direct carrier (an airline) with which the consolidated lot is to move and tenders each consolidated lot as a single shipment to the direct carrier for transportation to a destination. At the destination the Company or its agent receives the consolidated lot, breaks it into its component shipments and distributes the individual shipments. During 1995, the Company derived approximately 79% of its net air freight forwarding revenue from its services as an indirect air carrier.

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

During 1995, approximately 47% of the Company's net air freight forwarding revenue as an indirect carrier was attributable to shipments originating in the United States and terminating abroad. As measured by net air freight forwarding revenue earned as an indirect carrier, the Company's principal regions of destination in 1995 were Europe, Asia, South America, and Australia/New Zealand.

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

Airline Agent:
As an authorized cargo sales agent of most airlines worldwide, the Company arranges for the transportation of individual shipments and receives from the airline a commission for arranging the shipment. In addition, the Company provides the shipper with ancillary services such as export documentation for which it receives a separate fee. When acting in this capacity, the Company does not consolidate shipments or have responsibility for shipments once they have been tendered to the airline. The Company conducts its agency air freight forwarding operations from the same facilities as its indirect carrier operations, and services the same regions of the world. During

1995, the Company derived approximately 21% of its net air freight forwarding revenue from its services as an airline agent.

CUSTOMS BROKERAGE

The Company functions as a customs broker with respect to entries of freight into approximately 50 major destinations in the United States and in more than 300 overseas destinations through its network of offices and agents.

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

The Company works with importers to design cost-effective import programs which utilize the Company's distribution management services and advanced computer technology. Such services include electronic document preparation, routing cargo from overseas origins to ports and airports of entry, bonded warehousing, distribution of the cleared cargo to inland locations and duty drawback. For consolidated shipments, containers are devanned, cargo is segregated according to final destination, and goods are forwarded to final destinations. In many U.S. and overseas locations, the Company's bonded warehouses enable importers to defer payment of customs duties and coordinate release of cargo with their production or distribution schedules. Goods are stored under Customs Service supervision until the importer is ready to withdraw or re-export them. The Company receives storage charges for these in-transit goods and fees for related ancillary services. The Company also offers Free Trade Zone management and duty drawback services to provide customers with additional tools to maintain cost-effective import programs.

Management estimates that in 1995 the Company handled approximately 300,000 customs entries in the United States. The Company does not have a fixed fee schedule for customs brokerage services. Instead, its fees are based on the volume of business transacted for a particular customer, and the type, number and complexity of services provided. In addition to its fees, the Company bills the importer for amounts which the Company has paid on the importer's behalf, including duties, collect freight charges, and similar payments.

As a customs broker operating in the United States, the Company is licensed by the Treasury Department and regulated by the United States Customs Service. The Company's fees for acting as a customs broker in the United States are not regulated.

INTERNATIONAL OCEAN FREIGHT FORWARDING

As a global ocean freight forwarder, the Company arranges for the shipment of freight by ocean carriers and acts as the agent of the shipper or the importer. The Company's ocean freight forwarding and related logistics services include inland transportation from point of origin to distribution facility or port of export; cargo assembly, packing and consolidation; warehousing; electronic transmittal of documentation and shipment tracking; expedited document delivery; pre-alert consignee notification; and cargo insurance.

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

The Company's compensation for its ocean freight forwarding services is derived principally from commissions paid by shipping lines and from forwarding and documentation fees paid by its customers, who are either shippers or consignees. In 1995, approximately 63% of the Company's net ocean freight forwarding revenue was attributable to commissions, forwarding fees, and associated ancillary services.

During 1995, more than 15,000 customers utilized the Company's ocean freight forwarding services worldwide. Although the Company services a wide variety of shippers, its principal customers are shippers of industrial and agricultural machinery and equipment, motor vehicles, computer equipment, clothing, agricultural products and energy-related equipment.

A majority of the ocean freight shipments forwarded by the Company originate in the United States, Asia and Europe and terminate in a foreign port.

Ocean Freight Consolidation:
The Company's global operations as an indirect ocean carrier or NVOCC (non-vessel operating common carrier) are similar in some respects to its air freight consolidation operations. The Company procures customer freight, consolidates shipments bound for a particular destination, determines the routing, selects the ocean carrier or charters a ship, and tenders each consolidated lot as a single shipment to the direct carrier for transportation to a distribution point. As a NVOCC, the Company generally derives its revenue from the spread between the rate specified in a tariff which it has on file with the Federal Maritime Commission and the ocean carrier's charge to the Company for carrying the shipment, in addition to charging for other ancillary services related to the movement of the freight. Because of the volume of freight controlled and consolidated by the Company, it is generally able to obtain lower rates from ocean carriers than the rate which the shipper would be able to procure. In 1995, this service, and associated ancillary services, contributed approximately 37% of the Company's net ocean freight forwarding revenue.

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

WAREHOUSE AND DISTRIBUTION SERVICES

The Company offers a full range of customized warehouse and distribution services in connection with the international transportation of cargo. Warehouse services are provided in a number of the Company's owned logistics facilities in many locations throughout the world, as well as in premises leased from others. In 1995, the Company continued its program of building state-of-the-art warehouse and distribution facilities. Additional new facilities projects are contemplated for 1996. The Company's warehousing and distribution services include inventory control, import/export freight staging, protective and specialized packing and crating, containerization, consolidation and deconsolidation, and special handling for perishables, hazardous materials, and heavy-lift equipment. For import shipments, the Company provides bonded warehouse services and in certain locations Free Trade Zone services. These warehouse and distribution services complement the other transportation services, including information systems tools, provided by the Company and form part of the integrated logistics solutions offered to customers.

GLOBAL PROJECTS

The Company established global project divisions in North America and the United Kingdom to meet the special requirements of global project management and heavy lift movements. In addition to logistics advice, and traditional ocean and air transportation services, the project divisions provide on-site assistance, vessel chartering services and consulting regarding large-scale project movements.

CIRCLE TRADE SERVICES, LTD.

In 1994, the Company established Circle Trade Services, Ltd., ("CTSL") which offers purchasing, procurement and trade finance services to companies engaged in global trade. CTSL's mission is to provide customers requiring the international transportation of cargo with creative global trade solutions which enable customers to successfully complete international transactions. Included among its various trade services, CTSL has developed programs for customers which result in lower costs by finding new sourcing opportunities, coordinating the activities of multiple suppliers, and creating trade finance solutions. CTSL offers international procurement and financing expertise not offered by traditional logistics companies and works globally with a network of Company and franchise offices to develop this specialized business.

COMPETITION AND BUSINESS CONDITIONS

The Company's principal businesses are directly related to the volume of international trade, particularly trade between the United States and other nations. In general, global trading is expanding as businesses increasingly seek new sourcing opportunities and penetrate international markets. The extent of such trade is influenced by many factors, including economic and political conditions in the United States and abroad, changes in supply or manufacturing practices, labor conditions, wars and other armed conflicts, currency fluctuations, and United States and foreign laws relating to tariffs, trade restrictions, foreign investments and taxation.

Management believes that the Company is one of the world's largest international freight forwarders and integrated logistics providers. In addition to competition from other freight forwarders and cargo sales agents, the Company encounters competition from direct carriers which actively solicit freight from shippers and from integrated transportation companies that operate their own aircraft and also act as carriers. Other transportation-related businesses, such as trucking and distribution companies, have also entered the logistics and freight forwarding market. In recent years, there has been a trend towards consolidation in the forwarding industry which, together with pressure to reduce transportation costs, has led to intensified competition and lower operating margins. Significant competition comes from large domestic and foreign firms with substantial capital resources which have offices in multiple global locations, offer a broad array of services and provide information systems.

As a customs broker and ocean freight forwarder, the Company encounters strong competition in every port in which it does business. The Company has customs brokerage and ocean freight forwarding offices in most major United States ports, and it competes with large domestic and foreign firms, as well as local and regional firms.

For several years the Company has offered to customers multiple transportation services, in addition to traditional air and ocean freight forwarding, in order to meet all of the logistics requirements of its customers. An extension of its array of multiple services is the Company's integrated transportation logistics program under which the Company offers a comprehensive program designed to meet the customer's total door-to-door transportation requirements to assist the customer in creating more efficient global sourcing, financing, inventory and warehousing strategies. The value-added logistics capabilities which support this strategy use the full-spectrum of services offered by the Company, including information management, inventory management, protective packing, vendor coordination and purchase order management, ocean or air transportation, customs brokerage, warehouse and distribution and global trade services. The Company's transportation logistics program often relies on the integration of its customers' information systems with the Company's information systems, frequently using electronic data interfaces and requiring employees assigned and dedicated exclusively to the customer's shipment management requirements. In recent years, the Company has committed significant resources to information technology and facilities to develop and implement its integrated transportation logistics services.

Integrated logistics and related value-added services are, in part, a response to the growing trend toward the outsourcing of key distribution functions by businesses requiring international logistics services and are a response to competitive pressures which have reduced traditional freight forwarding transportation margins.

MARKETING

The Company's worldwide services are marketed primarily by its senior executives, by approximately 200 salespersons and by over 400 country, regional, branch and district managers who divide their time between marketing, administration and operations. Such persons generally deal directly with executives in the transportation, finance, logistics, shipping or purchasing departments of the Company's existing and potential customers. Their sales efforts are supplemented by the Company's agents in certain foreign commercial centers in which the Company does not have an office or terminal. The Company has taken a number of initiatives to improve the effectiveness of its sales programs, including the formation of a global sales team targeting multinational customers, the establishment of regional sales teams, the overseas assignments of foreign employees responsible for targeting specific trade lanes, and the consolidation of the United States sales force under a common sales program. The Company also has Marketing, and Global Sales departments designed to support the Company's sales and marketing activities.

In conjunction with these sales and marketing efforts, the Company continues to invest significant resources in enhancing its information systems to make these systems more responsive to customers and other users in managing their international transportation needs. The use of EDI applications, in which the Company is a leader, also serves as an important sales tool.

EMPLOYEES

As of December 31, 1995, the Company employed approximately 3,250 persons, of whom approximately 700 were engaged in managerial and sales activities, and the balance were engaged in operations or were general office employees.

Executive Officers

The Company's executive officers are as follows:

          Name                   Age             Position
----------------------           ---             --------
Peter Gibert                      53      Chairman of the Board,
                                          President, and Chief
                                          Executive Officer
Robert J. Diaz                    53      Senior Vice President
                                          and Chief Financial
                                          Officer
Martin R. Collins                 58      Vice President
Patrick Morrison                  61      Vice President, Chief
                                          Information Officer
Kim E. Wertheimer                 42      Vice President
Robert H. Kennis                  43      Vice President,
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

In May 1992, he became Chief Executive Officer of the Company, and in May 1993 he was elected Chairman of the Board of Directors. Mr. Gibert was first elected to the Board of Directors at the 1992 Annual Meeting of Shareholders and serves as a Class I director.

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

Mr. Collins originally joined the Company in January 1970, and from May 1978 to July 1986 served as its Senior Vice President, Finance. He also served as a director of the Company from February 1983 to July 1986. In February 1992, Mr. Collins rejoined the Company and served in various capacities. As Vice President, Mr. Collins presently has management responsibilities for the Company's North American operations and for mergers and acquisitions activity.

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

Mr. Wertheimer joined the Company in May 1991, following the Company's acquisition of Sekin Transport International. In May 1995, he was elected Vice President and presently has management responsibilities for the Company's North American marketing, customs brokerage, integrated logistics and information services operations. Before becoming Vice President, Mr. Wertheimer managed the Company's Southwest region and was responsible for managing its operation and leading the Company's integrated logistics activities. From 1988 to 1991, Mr. Wertheimer was Vice President of Planning and Development at Sekin Transport International. Prior to 1988, Mr. Wertheimer was a consultant with McKinsey & Company, an international management consulting firm.

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

The following table sets forth certain information as of December 31, 1995 concerning the Company's domestic and foreign facilities and freight handling terminals.
                                    Number of Facilities
                               Owned       Leased        Total
                               -----       ------        -----
Domestic                          18           51           69
Foreign                           24          144          168
                                 ---          ---          ---
Total                             42          195          237
                                 ===          ===          ===

The Company owns its headquarters building in San Francisco.

Under many of its leases, the Company, in addition to rental payments, is responsible for payment of property taxes, maintenance and insurance. In 1995, the aggregate rental expense for all of the Company's leased property was approximately $7.8 million.

For further information concerning the Company's lease commitments, see
Note 6 of the Notes to Consolidated Financial Statements in the 1995 Annual Report to Stockholders.


Item 3 - Legal Proceedings

The Company is a party to routine litigation incident to its business, relating primarily to claims for goods lost or damaged in transit or improperly shipped. Some of the lawsuits to which the Company is a party are covered by insurance and are being defended by the Company's insurance carriers. The Company has established reserves which management believes are adequate to cover litigation losses which may occur.

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

The Internal Revenue Service has issued a notice of proposed deficiency with respect to tax years 1988 and 1989 proposing to assert deficiencies in tax and penalties in the aggregate amount of approximately $9.9 million. The Company has agreed to adjustments that will result in a deficiency in tax in the amount of approximately $500,000 for 1988 and has filed a protest with respect to the remaining unagreed proposed deficiency. The matter is under active consideration before the Internal Revenue Service Appeals Office. Because of the number and complexity of the issues involved, resolution of the issues may require a number of years.

Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

Inapplicable.

PART II

Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters

The information required by this item is incorporated by reference from page 32 of the Company's Annual Report to Stockholders for the year ended December 31, 1995.


Item 6 - Selected Financial Data

The information required by this item is incorporated by reference from page 1 of the Company's Annual Report to Stockholders for the year ended December 31, 1995.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference from pages 18 and 19 of the Company's Annual Report to Stockholders for the year ended December 31, 1995.


Item 8 - Financial Statements and Supplementary Data

The information required by this item is incorporated by reference from pages 20 through 31 of the Company's Annual Report to Stockholders for the year ended December 31, 1995. Also see Item 14 below.


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Inapplicable.

PART III

Item 10 - Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from pages 1, 2, and 15 of the Company's Proxy Statement dated April 1, 1996 under the captions "Election of Directors" and "Section 16(a)
Information".  Also see "Executive Officers" under Item 1 above.


Item 11 - Executive Compensation

The information required by this item is incorporated by reference from pages 4 through 6 of the Company's Proxy Statement dated April 1, 1996 under the captions "Compensation of Executive Officers", "Options
Granted to Executive Officers", and "Employment Agreements".


Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from pages 14 and 15 of the Company's Proxy Statement dated April 1, 1996 under the caption "Ownership of Management and Principal Stockholders".


Item 13 - Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from pages 6 and 7 of the Company's Proxy Statement dated April 1, 1996 under the caption "Transactions with the Company" and from page 3 of such Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation".

PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)  The following are filed as part of this report:
     (1)(2) Financial Statements: See attached Index to Financial Statements on page 37.
     (3)     Exhibits:  See attached Exhibit Index on pages 38 through
41.
(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date:  March 15, 1996

                              THE HARPER GROUP, INC.




                              By: /S/ Peter Gibert
                                  Chairman of the Board, President
                                  and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 1996.

Signature                           Title


                                    Chairman of the Board,
/S/ (Peter Gibert)                  President and Chief Executive
                                    Officer
                                    (Principal Executive Officer)


                                    Senior Vice President and
/S/ (Robert J. Diaz)                Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)


/S/ (Wesley J. Fastiff)             Director


/S/ (John M. Kaiser)                Director


/S/ (Ray C. Robinson, Jr.)          Director


/S/ (Frank J. Wezniak)              Director


/S/ (Edwin J. Holman)               Director

THE HARPER GROUP, INC.

INDEX TO FINANCIAL STATEMENTS
                                                               PAGE
Financial Statements:

The Harper Group, Inc. and Subsidiaries:

     Consolidated Financial Statements and
     Independent Auditors' Report, included
     in the Company's 1995 Annual Report to
     Stockholders (pages 18 through 31)
     are hereby incorporated by reference
     in this report:

     Consolidated Income Statements for
     the years ended December 31, 1995,
     1994 and 1993                                             20 *

     Consolidated Balance Sheets,
     December 31, 1995 and 1994                                21 *

     Consolidated Statements of Stockholders'
     Equity for the years ended December 31,
     1995, 1994, and 1993                                      22 *

     Consolidated Statements of Cash Flows
     for the years ended December 31, 1995,
     1994, and 1993                                            23 *

     Notes to Consolidated Financial Statements             24-30 *

     Independent Auditors' Report                              31 *


Financial schedules are omitted either because they are not required, not applicable, or the required information is included in the financial statements or notes thereto.

* Refers to pages in the Company's Annual Report to Stockholders for the year-end 1995.

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

      10.4.1            Amendments to May 1991 Employment
                        Agreement of Peter Gibert             *   42-44

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

Exhibit Number                    EXHIBIT                           PAGE


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

      10.11             1994 Omnibus Equity Incentive Plan
                        (Incorporated by reference to the
                        Form S-8 Registration Statement
                        filed on or about May 9, 1994) *

      10.11.1           Amendment No. 1 to 1994 Omnibus
                        Equity Incentive Plan *                      45

      10.12             1995 Stock Option Plan For
                        Non-Employee Directors *                  46-53

      10.13             Employment Agreement with
                        Kim Wertheimer *                          54-61

      13.1              Sections of the Annual Report to
                        Stockholders referenced under
                        Part II, Items 5,6,7 and 8 hereof.
                        (Pages 1 and 18 through 32 of the
                        Annual Report to Stockholders.)           62-77

      21.1              List of Subsidiaries                      78-79

      23.1              Consent of Deloitte & Touche LLP             80

* Indicates, as required by Item 14(a)(3), a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.