Form 10-Q
period 1996-03-31
HARPER GROUP INC /DE/
filed 1996-05-10
CIK 45674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No__

At May 6, 1996 the number of shares outstanding of the registrant's common stock was 15,906,778.

TABLE OF CONTENTS



Part I. Financial Information                            Page

Item 1. Financial Statements:

Condensed Consolidated Income Statements
for the three months ended
March 31, 1996 and 1995                                     3

Condensed Consolidated Balance Sheets,
March 31, 1996 and December 31, 1995                        4

Condensed Consolidated Statements of
Cash Flows for the three months ended
March 31, 1996 and 1995                                     5

Notes to Condensed Consolidated Financial
Statements                                                  6

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations               8

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                   10

I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

                THE HARPER GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED INCOME STATEMENTS
           (unaudited, in thousands, except per share amounts)

                                              Three Months Ended
                                                    March 31,
                                                  1996      1995
                                             --------- ---------
Revenue                                      $ 132,446 $ 125,943

Freight consolidation costs                     77,554    74,834
                                               -------   -------
Net revenue                                     54,892    51,109

Other costs and expenses:

Salaries and related                            31,455    28,220
Operating, selling and
 administrative                                 18,559    17,875
                                               -------   -------
Total other costs and expenses                  50,014    46,095

Income from operations                           4,878     5,014
                                               -------   -------
Other income-net                                 1,284       667
                                               -------   -------
Income before taxes on income                    6,162     5,681
                                               -------   -------
Taxes on income                                  2,404     2,141
                                               -------   -------
Net income                                     $ 3,758   $ 3,540
                                               =======   =======
Net income per share                           $  0.24   $  0.22
                                               =======   =======
Weighted average shares outstanding             15,919    16,138
                                               =======   =======

[FN]
See Notes to Condensed Consolidated Financial Statements

                    THE HARPER GROUP, INC. AND SUBSIDIARIES
                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
          (unaudited, in thousands, except share and per share amounts)
                                             March 31 December 31
                                                 1996        1995
                                           ----------   ---------
ASSETS
Current assets:
   Cash and equivalents                      $ 24,327    $ 22,439
   Short-term investments                       4,693      11,299
   Accounts receivable, less allowance
           (1996, $4,802; 1995, $4,739)       167,276     166,885
   Other current assets                         7,622       6,741
                                            ---------   ---------
      Total current assets                    203,918     207,364

Property                                      131,955     130,008
   Less accumulated depreciation              (58,636)    (56,413)
                                            ---------   ---------
      Property-net                             73,319      73,595

Marketable securities                          35,795      36,544
Other assets                                   28,736      19,240
                                            ---------   ---------
Total assets                                $ 341,768   $ 336,743
                                            =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks                   $   2,846   $   2,898
   Accounts payable                           111,282     101,313
   Accrued liabilities                         28,430      30,146
                                            ---------   ---------
      Total current liabilities               142,558     134,357

Deferred income taxes                           6,727       6,877
Long-term notes payable                        24,774      30,053
Commitments and contingencies                      -           -

Stockholders' equity:
   Preferred stock, $1 par: shares
      authorized, 1,000,000                        -           -
   Common stock, $1 par: shares
      authorized, 40,000,000;
      shares issued and outstanding:
      March 31, 1996,  15,902,994;
      December 31, 1995, 16,250,669            20,103      19,956
   Treasury Stock, at cost, 352,000 shares     (5,991)     (4,890)
   Retained earnings                          159,173     155,427
   Unrealized change in value of
   marketable securities                         (747)       (806)
   Cumulative translation adjustments          (4,829)     (4,231)
                                            ---------   ---------
      Total stockholders' equity              167,709     165,456
                                            ---------   ---------
Total liabilities and stockholders' equity  $ 341,768   $ 336,743
                                            =========   =========

[FN]
See Notes to Condensed Consolidated Financial Statements

                  THE HARPER GROUP, INC. AND SUBSIDIARIES

           CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                        (unaudited, in thousands)
                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                    1996      1995
                                                 --------   --------
Operating activities:
   Net income                                     $ 3,758    $ 3,540
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                 2,574      2,378
      losses/(Gains) on sales of assets              (350)        43
      Net effect of changes in working capital      8,410      2,532
      Other                                           333        298
                                                  -------    -------
Net cash provided by operating activities          14,725      8,791
                                                  -------    -------
Investing activities:
      Capital expenditures                         (3,163)    (2,910)
      Proceeds from sales of marketable securities  7,397         -
      Proceeds from sales of fixed assets           1,763         65
      Acquisition of businesses                   (10,350)    (2,219)
      Other                                          (129)      (132)
                                                  -------    -------
Net cash used in investing activities              (4,482)    (5,196)
                                                  -------    -------
Financing activities:
      Issuance/(repayment) of long-term
         notes payable - net                       (5,279)     1,034
      Decrease in notes payable                       (52)      (763)
      Payments of dividends                        (1,768)    (1,775)
      Purchases of treasury stock                  (1,101)        -
      Proceeds from exercise of stock options         147        129
                                                 --------   --------
Net cash used by financing activities              (8,053)    (1,375)
                                                 --------   --------
Effect of exchange rate changes on cash              (302)       659
                                                 --------   --------
Increase in cash and equivalents                    1,888      2,879
                                                 --------   --------
Cash and equivalents at beginning of period        22,439     18,135
                                                 --------   --------
Cash and equivalents at end of period            $ 24,327   $ 21,014
                                                 ========   ========

[FN]
See Notes to Condensed Consolidated Financial Statements

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------
                               (unaudited)

Note 1 - General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Harper Group, Inc. (the Company) 1995 Annual Report to Stockholders incorporated by reference in the Company's 1995 Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q.

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

The Company is engaged in discussions with the Internal Revenue Service with respect to federal income tax refunds arising out of the 1992 writeoffs involving approximately $9 million of tax. A tentative agreement has been made on issues which would produce a refund of $4 million. It is not possible to predict at this time the extent to which the Internal Revenue Service will agree with the Company's proposed income tax refunds, or the effect upon the settlement of the issues in the Company's tax years 1986 and 1987.

The Internal Revenue Service has issued a notice of proposed deficiency with respect to tax years 1988 and 1989 proposing to assert deficiencies in tax and penalties in the aggregate amount of approximately $9.9 million. The Company has agreed to adjustments that will result in a deficiency in tax in the amount of approximately $500,000 for 1988 and has filed a protest with respect to the remaining unagreed proposed deficiency. The matter is pending before the Internal Revenue Service Appeals Office. Because of the number and complexity of the issues involved, resolution of the controversy may require a number of years. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 3 - Business Segment Information

The Company operates in the international freight forwarding industry, which encompasses air freight forwarding, customs brokerage and other, as well as ocean freight forwarding. Certain information regarding the Company's operations by region is summarized below.

             North               Far   Latin    Other  Corpo-  Elimi-  Consol-
           America   Europe     East America    Areas    rate nations   idated
(in thousands)
Three months ended March 31, 1996:

Revenue from
customers $ 74,601 $ 28,881 $ 19,262 $ 3,684  $ 6,018 $     0 $     0 $132,446

Transfers
between
regions        511      568      817     641      474       0  (3,011)       0
          -------- -------- -------- ------- -------- ------- ------- --------
Total
revenue   $ 75,112 $ 29,449 $ 20,079 $ 4,325  $ 6,492 $     0 $(3,011)$132,446

Net
revenue   $ 27,089 $ 14,913 $  5,675 $ 2,330  $ 4,885 $     0 $     0 $ 54,892
          -------- -------- -------- -------  ------- ------- ------- --------
Income
(loss) from
operations$  3,744 $  1,843 $    916 $   415  $   912 $(2,952)$     0 $  4,878

Three months ended March 31, 1995:
Revenue from
customers $ 71,420 $ 24,555 $ 19,809 $ 4,628  $ 5,531 $     0 $     0 $125,943

Transfers
between
regions        431      472      724     658      406       0  (2,691)       0
Total
revenue   $ 71,851 $ 25,027 $ 20,533 $ 5,286  $ 5,937 $     0 $(2,691)$125,943

Net
revenue   $ 25,174 $ 13,837 $  5,243 $ 2,312  $ 4,543 $     0 $     0 $ 51,109

Income
(loss) from
operations$  4,480 $  1,941 $    523 $   517  $   950 $(3,397)$     0 $  5,014

Revenue from transfers between regions represents approximate amounts that would be charged if the services were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue. Regional income (loss) from operations excludes overhead charges. Prior period amounts have been reclassified to conform to the 1996 presentation.

Note 4 - Acquisition

In February, 1996 the Company acquired the customer list and other operating freight forwarding assets of Celadon/Jacky Maeder, Ltd., a US based international freight forwarding and customs brokerage company. The acquisition was accounted for as a purchase. The purchase price is contingent upon future net revenues of the acquired assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's principal services are international air freight forwarding, ocean freight forwarding, and customs brokerage and other value added logistics services. The following table shows the revenue and net revenue, in dollars and percentages, attributable to the Company's principal services during the periods indicated. Revenue for air freight and ocean freight consolidations (indirect revenue) includes the cost of such freight. Revenue for air freight and ocean freight agency or direct shipments, customs brokerage and import services, includes fees or commissions for these services. A comparison of net revenue best measures the relative importance of the Company's principal services.

                                               Three Months Ended
                                                    March 31
                                            ----------     ----------
                                               1996           1995
                                              (dollars in thousands)
Revenue
- ---------
Air freight forwarding                   $  83,135  63%  $   82,877 66%

Ocean freight forwarding                    24,012  18       19,663 16

Customs brokerage and other                 25,299  19       23,403 18
                                         --------------   -------------
                                         $ 132,446  100%  $ 125,943 100%
                                         ==============   =============
Net Revenue
- -------------

Air freight forwarding                   $  21,637   39%  $  21,007  41%

Ocean freight forwarding                     7,956   15       6,699  13

Customs brokerage and other                 25,299   46      23,403  46
                                         ---------------  -------------
                                         $  54,892  100%  $  51,109 100%
                                         ===============  =============

Results of Operations
- ---------------------
Three Months ended March 31, 1996 Vs 1995:
- ------------------------------------------
Revenue increased in 1996 by 5% to $132.4 million from $125.9 million reported in 1995.

Airfreight revenue was consistent with strong prior year levels although within the different regions some changes from prior year were experienced. Increases were primarily in North America and Europe. North America improvements were partially due to the acquisition in the first quarter of the customer list and other operating freight forwarding assets of Celadon/Jacky Maeder, a US based international freight forwarding and customs brokerage company. Europe gross revenue improved as a result of increased revenue per shipment. These improvements were offset by a temporary setback due to competitive pressures in Latin America and an economic downturn in the Far East. Net airfreight revenue increased 3% over the prior year as a result of improvements in the Company's yields.

Ocean freight revenue increased 22% or $4.3 million over the prior year due to an increase in the number of shipments in North America and revenue per shipment in Europe. Ocean freight forwarding net revenue increased $1.3 million or 19% over the prior year also due to increased shipments.

Customs brokerage and other revenue increased $1.9 million or 8% over the prior year due to an increase in the number of customs entries and other fee based services primarily in Europe and North America. The Company continues to show growth in these services primarily due to systems enhancements and other service innovations tailored to customer needs.

Salaries and related costs increased as a result of more employees hired to serve new customers and the initial hiring of Celadon/Jacky Maeder personnel. Headcount reductions were effected before the end of the quarter to reduce these expenses in future periods.

The increase in administrative and selling costs results from increases in rent expense on leases from the 1995 sale and leaseback transaction. Non-recurring integration costs related to the Celadon/Jacky Maeder acquisition also adversely effected administrative expenses.

Other income - net improved over the prior year as a result of increased earnings from non-consolidated affiliates, gains from the sale of assets in 1996 and foreign currency losses on the Japanese Yen in 1995. The Company mitigates against such losses through the use of foreign currency forward contracts. Interest expense was lower in 1996 compared to 1995 as a result of lower borrowings.

Liquidity and Capital Resources
- -------------------------------
Capital expenditures for the Company for the three months ended March 31, 1996 were $3.2 million. Total anticipated capital expenditures for the year are approximately $13.0 million.

In the first quarter of 1996, the Company purchased 65,000 shares of its common stock at a total cost of $1.1 million with prices ranging from $16.75 to $17.00 per share through the stock repurchase program approved by the Board of Directors in 1994. 148,000 remaining shares can be purchased under the current program. Repurchased stock is classified as treasury stock in the Stockholders' equity section of the balance sheet.

In December 1995, the Company entered into a sale and leaseback transaction which generated cash proceeds of approximately $15 million. The proceeds were used to pay for acquisitions and to reduce borrowings.

The Company makes significant disbursements on behalf of its customers for transportation costs and customs duties. The billings to customers for these disbursements, which are several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on the Company's income statement.

Successful asset management programs developed in 1995 continued to improve the Company's working capital in the first quarter. Management believes its commitment to working capital management will continue to improve the Company's ability to generate cash from operations in the future.

Management believes that operating cash flow, the Company's current financial structure and borrowing capacity will be adequate to fund its operations, finance capital expenditures and acquisitions, and pay dividends to stockholders.

II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit 27, Financial Data Schedule, Page 11, EDGAR filing only.

(b) Form 8-K:

No reports on Form 8-K were filed during the three months ended March 31, 1996.


S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HARPER GROUP, INC.
Registrant



Dated:  May 9, 1996



/S/Peter Gibert
Peter Gibert, President and
Chief Executive Officer




/S/ Robert J. Diaz
Robert J. Diaz, Senior Vice President
and Chief Financial Officer