Form 10-Q
period 1996-06-30
HARPER GROUP INC /DE/
filed 1996-08-08
CIK 45674

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-Q

                |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly period ended    June 30, 1996

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

At August 5, 1996 the number of shares outstanding of the registrant's common stock was 15,894,054.

                        TABLE OF CONTENTS



Part I.         Financial Information                                   Page

                Item 1.  Financial Statements:

                         Condensed Consolidated Income Statements
                         for the three and six  months ended
                         June 30, 1996 and 1995                         3

                         Condensed Consolidated Balance Sheets,
                         June 30, 1996 and December 31, 1995            4

                         Condensed Consolidated Statements of
                         Cash Flows for the six  months ended
                         June 30, 1996 and 1995                         5

                         Notes to Condensed Consolidated Financial
                         Statements                                     6

               Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results
                         of Operations                                  8

Part II. Other Information

               Item 4.   Submission of matters to a vote of security
                         Holders                                        11

               Item 6.   Exhibits and Reports on Form 8-K               11

I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                        THE HARPER GROUP, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED INCOME STATEMENTS
                (unaudited, in thousands, except per share amounts)

                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,

                                  1996       1995          1996        1995
                              ----------  ----------    ----------  ----------
Revenue                       $  146,176  $  133,996    $  278,622  $  259,939

Freight consolidation costs       85,840      79,059       163,394     153,893
                                --------     -------       -------     -------

Net revenue                       60,336      54,937       115,228     106,046

Other costs and expenses:

Salaries and related              32,192      28,905        63,647      57,125
Operating, selling and
administrative                    20,535      18,969        39,094      36,844
                                --------     -------       -------     -------

Total other costs and expenses    52,727      47,874       102,741      93,969

Income from operations             7,609       7,063        12,487      12,077

Other income-net                   1,180         601         2,464       1,268
                                --------     -------       -------     -------

Income before taxes on income      8,789       7,664        14,951      13,345

Taxes on income                    3,427       3,063         5,831       5,204
                                --------     -------       -------     -------

Net income                    $    5,362  $    4,601    $    9,120  $    8,141
                              ==========  ==========    ==========  ==========
Net income per share          $      .34  $      .29    $      .57  $      .51
                              ==========  ==========    ==========  ==========

Dividends declared per share  $      .12  $      .11    $      .12  $      .11
                              ==========  ==========    ==========  ==========
Weighted average shares
outstanding                       15,917      16,065        15,920      16,096
                              ==========  ==========    ==========  ==========




[FN]
See Notes to Condensed Consolidated Financial Statements


                   THE HARPER GROUP, INC. AND SUBSIDIARIES
                   CONDENSED  CONSOLIDATED  BALANCE  SHEETS
         (unaudited, in thousands, except share and per share amounts)

                                              June 30         December 31

                                                1996            1995
                                            ----------      ----------
ASSETS
Current assets:
Cash and equivalents                        $   23,491      $   22,439
Short-term investments                           2,789          11,299
Accounts receivable, less allowance
  (1996, $4,835; 1995, $4,739)                 173,129         166,885
Other current assets                             8,556           6,741
                                             ---------        --------
  Total current assets                         207,965         207,364

Property                                       133,601         130,008
  Less accumulated depreciation                (60,054)        (56,413)
                                             ---------        --------
    Property-net                                73,547          73,595

Marketable securities                           30,309          36,544
Other assets                                    29,150          19,240
                                            ----------       ---------
Total assets                                $  340,971      $  336,743
                                            ==========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable to banks                      $    3,865      $    2,898
Accounts payable                               113,780         101,313
Accrued liabilities                             31,489          30,146
                                             ---------        --------
  Total current liabilities                    149,134         134,357

Deferred income taxes                            6,490           6,877
Long-term notes payable                         14,437          30,053
Commitments and contingencies                      -              -

Stockholders' equity:
Preferred stock, $1 par: shares
  authorized, 1,000,000                            -              -
Common stock, $1 par: shares
  authorized, 40,000,000;
  shares issued and outstanding:
  June 30, 1996,  15,922,691;
  December 31, 1995, 16,250,669                 20,809          19,956
Treasury Stock, at cost:
  June 30, 1996, 382,000 shares;
  December 31, 1995, 287,000 shares             (6,583)         (4,890)
Retained earnings                              162,637         155,427
Unrealized change in value of
  marketable securities                           (701)           (806)
Cumulative translation adjustments              (5,252)         (4,231)
                                             ---------        --------
Total stockholders' equity                     170,910         165,456
                                             ---------        --------
Total liabilities and stockholders' equity  $  340,971      $  336,743
                                            ==========      ==========

[FN]
See Notes to Condensed Consolidated Financial Statements

                    THE HARPER GROUP, INC. AND SUBSIDIARIES
                CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                          (unaudited, in thousands)
                                                        Six Months Ended
                                                             June 30
                                                        1996            1995
                                                    ---------       ---------
Operating activities:
Net income                                          $   9,120       $   8,141
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                       5,276           5,109
    Losses/(gains) on sales of assets                    (399)           (509)
    Net effect of changes in working capital            6,118           6,810
    Other                                                (947)           (176)
                                                     --------        --------
Net cash provided by operating activities              19,168          19,375
                                                     --------        --------
Investing activities:
    Capital expenditures                               (6,307)         (6,205)
    Proceeds from sales of marketable securities        5,918           2,963
    Proceeds from sales/(purchases) of short
      term investments.                                 8,714            (408)
    Proceeds from sales of fixed assets                 2,071           1,685
    Acquisitions of businesses                        (10,350)         (2,950)
    Other                                                (379)            668
                                                     --------        --------
Net cash used in investing activities                    (333)         (4,247)
                                                     --------        --------
Financing activities:
    Issuance(repayment) of long-term notes payable    (15,617)           (423)
    Increase(decrease) in notes payable                   967          (7,142)
    Payments of dividends                              (1,768)         (1,775)
    Purchases of treasury stock                        (1,693)         (3,254)
    Proceeds from exercise of stock options               675             130
                                                     --------        --------
Net cash used by financing activities                 (17,436)        (12,464)

                                                     --------        --------

Effect of exchange rate changes on cash                  (347)            135
                                                     --------        --------
    Increase in cash and equivalents                    1,052           2,799
    Cash and equivalents at beginning of period        22,439          18,135
                                                     --------        --------
    Cash and equivalents at end of period           $  23,491       $  20,934
                                                    =========       =========

[FN]
See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Harper Group, Inc. (the Company) 1995 Annual Report to Stockholders incorporated by reference in the Company's 1995 Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q.

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

The Company is engaged in discussions with the Internal Revenue Service with respect to federal income tax refunds arising out of the 1992 write-offs involving approximately $9 million of tax. A tentative agreement has been made on specific issues which would produce a refund of $4 million. It is not possible to predict at this time the extent to which the Internal Revenue Service will agree with the Company's proposed income tax refunds on the remaining issues, or the effect upon the settlement of the issues in the Company's tax years 1986 and 1987.

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

Note 3 - Business Segment Information

The Company operates in the international freight forwarding industry, which encompasses air freight forwarding, customs brokerage and other value added logistics services, as well as ocean freight forwarding. Certain information regarding the Company's operations by region is summarized below.

            North            Far      Latin   Other    Corpo- Elimi-   Consol-
           America  Europe   East     America Areas    rate   nations  idated
                                (in thousands)
Three months ended June 30, 1996:
Revenue from
customers  $ 79,201 $ 35,803 $ 20,141 $ 4,688 $ 6,343 $     0 $     0  $ 146,176
Transfers
between
regions         727      646      780     505     463       0  (3,121)         0
Total      -------- -------- -------- ------- ------- ------- -------  ---------
revenue    $ 79,928 $ 36,449 $ 20,921 $ 5,193 $ 6,806 $     0 $(3,121) $ 146,176
           ======== ======== ======== ======= ======= ======= =======  =========
Net
revenue    $ 30,209 $ 16,087 $  6,240 $ 2,599 $ 5,201 $     0 $     0  $  60,336
           ======== ======== ======== ======= ======= ======= =======  =========
Income
(loss) from
operations $  5,381 $  2,839 $  1,298 $   528 $   847 $(3,284)$     0  $   7,609
           ======== ======== ======== ======= ======= ======= =======  =========

Three months ended June 30, 1995:
Revenue from
customers  $ 70,133 $ 29,472 $ 24,046 $ 4,630 $ 5,715 $     0 $     0  $ 133,996
Transfers
between
regions       1,275      462    1,011     761     545       0  (4,054)         0
Total      -------- -------- -------- ------- ------- ------- -------  ---------
revenue    $ 71,408 $ 29,934 $ 25,057 $ 5,391 $ 6,260 $     0 $(4,054) $ 133,996
           ======== ======== ======== ======= ======= ======= =======  =========
Net
revenue    $ 25,776 $ 15,555 $  6,432 $ 2,558 $ 4,616 $     0 $     0  $  54,937
           ======== ======== ======== ======= ======= ======= =======  =========
Income
(loss) from
operations$   5,193 $  2,324 $    891 $   623 $   860 $(2,828)$     0  $   7,063
           ======== ======== ======== ======= ======= ======= =======  =========

Six months ended June 30, 1996:
Revenue
from
customers  $153,802 $ 64,684 $ 39,403 $ 8,372 $12,361 $     0 $     0  $ 278,622
Transfers
between
regions       1,238    1,214    1,597   1,146     937       0  (6,132)         0
Total      -------- -------- -------- ------- ------- ------- -------  ---------
revenue    $155,040 $ 65,898 $ 41,000 $ 9,518 $13,298 $     0 $(6,132) $ 278,622
           ======== ======== ======== ======= ======= ======= =======  =========
Net revenue$ 57,298 $ 31,000 $ 11,915 $ 4,929 $10,086 $     0 $     0  $ 115,228
           ======== ======== ======== ======= ======= ======= =======  =========
Income
(loss) from
operations $  9,125 $  4,682 $  2,214 $   943 $ 1,759 $(6,236)$     0  $  12,487
           ======== ======== ======== ======= ======= ======= =======  =========

Six months ended June 30, 1995:
Revenue
from
customers  $141,553 $ 54,027 $ 43,855 $ 9,258 $11,246 $     0 $     0  $ 259,939
Transfers
between
regions       1,706      934    1,735   1,419     951       0  (6,745)         0
Total      -------- -------- -------- ------- ------- ------- -------  ---------
revenue    $143,259 $ 54,961 $ 45,590 $10,677 $12,197 $     0 $(6,745) $ 259,939
           ======== ======== ======== ======= ======= ======= =======  =========
Net revenue$ 50,950 $ 29,392 $ 11,675 $ 4,870 $ 9,159 $     0 $     0  $ 106,046
           ======== ======== ======== ======= ======= ======= =======  =========
Income
(loss) from
operations $  9,673 $  4,265 $  1,414 $ 1,140 $ 1,810 $(6,225)$     0  $  12,077
           ======== ======== ======== ======= ======= ======= =======  =========

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

Note 4
In February, 1996 the Company acquired the customer list and other operating freight forwarding assets of Celadon/Jacky Maeder, Ltd., a US based international freight forwarding and customs brokerage company. The acquisition was accounted for as a purchase. The purchase price is contingent upon future net revenues of the acquired assets.

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


                         Three Months Ended              Six Months Ended
                               June 30                       June 30

                        1996           1995            1996        1995
                   ------------  -------------  -------------- --------------
                                   (dollars in thousands)
Revenue

Air freight
forwarding          $ 91,548  62% $ 86,272  64%  $ 174,683  63% $ 169,149  65%

Ocean freight
forwarding            25,829  18%   22,165  17%     49,841  18%    41,828  16%

Customs brokerage
and other             28,799  20%   25,559  19%     54,098  19%    48,962  19%

                    ------------- -------------  -------------- --------------
                    $146,176 100% $133,996 100%  $ 278,622 100% $ 259,939 100%
                    ============= =============  ============== ==============
Net Revenue

Air freight
forwarding          $ 22,975  38% $ 21,247  39%  $  44,612  39% $  42,254  40%

Ocean freight
forwarding             8,562  14%    8,131  15%     16,518  14%    14,830  14%

Customs brokerage
and other             28,799  48%   25,559  46%     54,098  47%    48,962  46%

                    ------------- -------------  -------------- --------------
                    $ 60,336 100% $ 54,937 100%  $ 115,228 100% $ 106,046 100%
                    ============= =============  ============== ==============


This form 10-Q contains certain forward-looking statements reflecting the Company's current expectations and there can be no assurances that the Company's actual future performance will meet such expectations.
Forward-looking statements are preceeded by an asterisk.

Results of Operations

Three Months ended June 30, 1996 vs 1995:
- -----------------------------------------
Revenue increased in 1996 by 9% to $146.2 million from $134.0 million reported in 1995.

Air freight forwarding revenue increased 6% over the prior year, primarily in Europe and North America. These improvements were due to an increase in the number of shipments, offset by decreases in the Far East mainly due to an economic downturn in Japan.

Ocean freight revenue increased by 17% due to an increase in the number of shipments in North America, Europe and the Far East.

Customs brokerage and other revenue increased 13% primarily as a result of an increase in the number of customs entries in North
America. This increase was partly driven by the acquisition of the customer list of Celadon/Jacky Maeder, a US based international freight forwarder and customs brokerage company.
Other revenue includes warehousing, distribution and value added logistics services which showed increases in all geographic regions contributing to this growth.

Net revenue increased 10% over the prior year. Air freight forwarding net revenue increased 8% over the prior year due to an improvement in yields and an increase in volumes in all geographic regions. Net ocean freight forwarding revenue increased 5% over the prior year as a result of an increase in the number of shipments in North America, Europe and the Far East. Ocean freight margins increased in North America and Europe but were offset by lower margins in the Far East due to an economic slow down in Japan.

Salaries and related costs increased as a result of an increase in the number of employees hired to serve new customers and due to increased business from acquisitions.

Operating, selling and administrative expenses increased as a result of costs related to processing higher transaction volumes and increases in rent expense on leases from the 1995 sale and leaseback transaction.

Other income-net increased due to lower interest expense in 1996 as a result of decreased borrowings, higher equity earnings reported by our unconsolidated affiliates and foreign currency losses on the Japanese Yen in 1995 that did not recur in 1996. The Company implemented a hedging program for transaction risk in the latter part of 1995 to minimize the risk of loss.

Six Months ended June 30, 1996 vs 1995:
- ---------------------------------------

Revenue increased in 1996 by 7% to $278.6 million from $259.9 million reported in 1995.

Air freight forwarding revenue increased 3%, primarily in North
America and Europe. Increases were due to higher volumes, offset in part by an economic slow down in the Far East and Latin America.

Ocean revenue increased 19% with strong growth in the number of shipments in all regions.

Customs brokerage and other revenue increased 10% as a result of an increase in the number of customs entries as well as an increase in warehousing, distribution, and other revenues in all regions. These increases were driven by the acquisition of Celadon Jacky/Maeder as well as increases from existing customers.

Net revenue increased by 9% over the prior year. Air freight net revenue increased 6% as a result of an improvement in yields and an increase in volumes. Ocean net revenue increased 11% with strong growth in the number of shipments world wide, and improved margins in all regions except the Far East due to an economic slow down in Japan.

Salaries and related costs increased as a result of an increase in the number of employees primarily due to acquisitions and increased business.

Operating, selling and administrative expenses increased as a result of costs related to processing higher transaction volumes and increases in rent expense on leases from the 1995 sale and leaseback transaction.

Other income-net increased due to lower interest expense in 1996 as a result of decreased borrowings, higher equity earnings reported by our unconsolidated affiliates and foreign currency losses on the Japanese Yen in 1995 that did not recur in 1996. The Company implemented a hedging program for transaction risk in the latter part of 1995 to minimize the risk of loss.

Liquidity and Capital Resources
- -------------------------------
Capital expenditures for the six months ended June 30, 1996 were $6.3 million. Total anticipated capital expenditures for the year are $13.0 million.

In the second quarter the Company purchased 30,000 shares of its common stock at a total cost of $593,000 with purchase prices ranging from $17.00 to $19.87 per share through the stock repurchase program approved by the Board of Directors in 1994. On a year to date basis the Company purchased 95,000 shares of its common stock at a total cost of $1.7 million with prices ranging from $16.75 to $19.87 per share. 118,000 remaining shares can be purchased under the current program.

In December 1995, the Company entered into a sale and leaseback transaction which generated cash proceeds of approximately $15 million. The proceeds were used to pay for acquisitions and to reduce borrowings.

The Company makes significant disbursements on behalf of its customers for transportation costs and customs duties. The billings to customers for these disbursements, which are several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on the Company's income statement but are combined as accounts receivable in the balance sheet.

Successful asset management programs developed in 1995 continued to improve the Company's working capital in the second quarter.
Management will continue to emphasize its commitment to working capital management.


* Management believes that operating cash flow, the Company's current financial structure and borrowing capacity will be adequate to fund its operations, finance capital expenditures and acquisitions, and pay dividends to stockholders.

II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

      The annual meeting of shareholders was held on May
      14, 1996. Wesley J. Fastiff and Frank J. Wezniak were elected as directors, as tabulated below.

                                                    Against or
                                           For      Withheld    Abstentions
      Election of Directors
      Wesley J. Fastiff                13,319,809   1,339,481         -
      Frank J. Wezniak                 13,320,109   1,339,181         -

      In addition, Peter Gibert, Ray C. Robinson, Jr., Edward J. Holman and John M. Kaiser will continue as directors.

      Additionally, the voting results of a proposal to add 1,250,000 shares to the Company's 1994 Omnibus Equity Incentive Plan, and a proposal to approve the adoption of the 1995 Stock Option Plan for Non-Employee Directors were as follows:

                                                    Against or
                                           For      Withheld    Abstentions

      Amendment of the 1994 Omnibus
      Equity Incentive Plan             8,079,161   5,149,527     395,782

      Adoption of 1995 Stock Option
      Plan for Non-employee Directors  10,022,368   3,286,983     384,400


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      Exhibit 27, Financial Data Schedule, page 13 EDGAR filing only.

(b)   Form 8-K:

      No reports on Form 8-K were filed during the three months ended June 30, 1996.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            THE HARPER GROUP, INC.
                          _________________________
                                Registrant


Dated:  August 6, 1996



                              /S/    Peter Gibert
                          ___________________________
                          Peter Gibert, President and
                            Chief Executive Officer





                              /S/     Robert J. Diaz
                          _____________________________________
                          Robert J. Diaz, Senior Vice
                          President and Chief Financial Officer