Form 10-Q
period 1996-09-30
HARPER GROUP INC /DE/
filed 1996-11-14
CIK 45674

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    September 30, 1996

                                        OR

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                            Commission file number 0-8664
                                                   ------
                                the Harper Group, Inc.


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

At November 11, 1996 the number of shares outstanding of the registrant's common stock was 15,855,254.

                              TABLE OF CONTENTS
                              -----------------


Part I.      Financial Information                             Page
-------      ---------------------                             ----
             Item 1. Financial Statements:

                     Condensed Consolidated Income
                     Statements for the three and
                     nine months ended
                     September 30, 1996 and 1995                 3

                     Condensed Consolidated Balance Sheets,
                     September 30, 1996 and December 31, 1995    4

                     Condensed Consolidated Statements of
                     Cash Flows for the nine months ended
                     September 30, 1996 and 1995                 5

                     Notes to Condensed Consolidated
                     Financial Statements                        6

             Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results
                     of Operations                               8


Part II.     Other Information
--------     -----------------
             Item 6. Exhibits and Reports on Form 8-K           11
             -------

I. FINANCIAL INFORMATION
------------------------

      ITEM 1. FINANCIAL STATEMENTS

                     THE HARPER GROUP, INC. AND SUBSIDIARIES
                     ---------------------------------------
                     CONDENSED CONSOLIDATED INCOME STATEMENTS
               (unaudited, in thousands, except per share amounts)

                       Three Months Ended            Nine Months Ended
                         September 30,                  September 30,
                         -------------                  -------------
                       1996           1995          1996          1995
                       ----           ----          ----          ----
Revenue              $155,498       $138,279      $434,120      $398,218

Freight
consolidation
costs                  91,435         80,767       254,829       234,660
                     --------       --------      --------      --------
Net revenue            64,063         57,512       179,291       163,558
                     --------       --------      --------      --------
Other costs
and expenses:

   Salaries
   and related         33,918         30,628        97,565        87,753
   Operating,
   selling and
     administrative    21,547         19,169        60,641        56,013
                     --------       --------      --------      --------
   Total other costs
   and expenses        55,465         49,797       158,206       143,766
                     --------       --------      --------      --------
Income from
operations              8,598          7,715        21,085        19,792

Other income-net          959            591         3,423         1,859
                     --------       --------      --------      --------
Income before taxes
   on income            9,557          8,306        24,508        21,651

Taxes on income         3,629          3,240         9,460         8,444
                     --------       --------      --------      --------
Net income           $  5,928       $  5,066      $ 15,048      $ 13,207
                     ========       ========      ========      ========
Net income
per share            $    .37       $    .32      $    .95      $    .82
                     ========       ========      ========      ========
Dividends declared
per share            $      -       $      -      $    .12      $    .11
                     ========       ========      ========      ========
Weighted average
shares outstanding     15,879         15,929        15,904        16,044
                     ========       ========      ========      ========



[FN]
           See Notes to Condensed Consolidated Financial Statements


                  THE HARPER GROUP, INC. AND SUBSIDIARIES
                  ---------------------------------------
                  CONDENSED  CONSOLIDATED  BALANCE  SHEETS
       (unaudited, in thousands, except share and per share amounts)
                                           September 30       December 31
                                                   1996              1995
                                           ------------       -----------

ASSETS
Current assets:
      Cash and equivalents                   $   35,871        $   22,439
      Short-term investments                      1,849            11,299
      Accounts receivable, less allowance
          (1996: $4,935; 1995: $4,739)          194,251           166,885
      Other current assets                        8,983             6,741
                                             ----------        ----------
          Total current assets                  240,954           207,364

Property                                        142,683           130,008
      Less accumulated depreciation             (62,374)          (56,413)
                                             ----------        ----------
          Property-net                           80,309            73,595

Marketable securities                             7,240            36,544
Investment in unconsolidated affiliates          33,555             2,971
Other assets                                     25,704            16,269
                                             ----------        ----------
Total assets                                 $  387,762        $  336,743
                                             ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Notes payable to banks                 $   16,270        $    2,898
      Accounts payable                          130,188           101,313
      Accrued liabilities                        30,404            30,146
                                             ----------        ----------
          Total current liabilities             176,862           134,357

Deferred income taxes                             6,279             6,877
Long-term notes payable                          29,233            30,053
Commitments and contingencies                       -                 -

Stockholders' equity:
      Preferred stock, $1 par: shares
          authorized, 1,000,000                     -                 -
      Common stock, $1 par: shares
          authorized, 40,000,000;
          shares issued and outstanding, including
           treasury shares:
           September 30, 1996,  16,324,954;
           December 31, 1995, 16,250,669         21,156            19,956
      Treasury Stock, at cost:
           September 30, 1996, 469,700 shares;
           December 31, 1995, 287,000 shares     (8,243)           (4,890)
      Retained earnings                         168,565           155,427
      Unrealized change in value of
          marketable securities                    (567)             (806)
      Cumulative translation adjustments         (5,523)           (4,231)
                                             ----------        ----------
          Total stockholders' equity            175,388           165,456
                                             ----------        ----------
Total liabilities and stockholders' equity   $  387,762        $  336,743
                                             ==========        ==========

[FN]
            See Notes to Condensed Consolidated Financial Statements


                   THE HARPER GROUP, INC. AND SUBSIDIARIES
                   ---------------------------------------
              CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                           (unaudited, in thousands)
                                                    Nine Months Ended
                                                      September 30
                                                  ---------------------
                                                     1996        1995
                                                     ----        ----
Operating activities:
      Net income                                  $ 15,048     $ 13,207
      Adjustments to reconcile net income
      to net cash provided by operating
      activities:
          Depreciation and amortization              8,114        7,848
          Gains on sales of assets                    (473)        (639)
          Net effect of changes in working capital   1,466       (5,282)
          Other                                     (1,057)        (419)
                                                  --------     --------
Net cash provided by operating activities           23,098       14,715
                                                  --------     --------
Investing activities:
          Capital expenditures                     (15,389)      (9,951)
          Proceeds from sales of marketable
          securities                                29,225        4,183
          Proceeds from sales of short term
          investments                                9,725          -
          Purchases of marketable securities           -         (1,220)
          Proceeds from sales of fixed assets        2,179        1,849
          Acquisitions of businesses               (41,267)      (2,950)
          Other                                       (232)        (487)
                                                  --------     --------
Net cash used in investing activities              (15,759)      (8,576)
                                                  --------     --------
Financing activities:
          Repayment of long-term notes
          payable - net                               (820)      (1,301)
          Increase in notes payable                 13,373        2,931
          Payments of dividends                     (3,729)      (3,551)
          Purchases of treasury stock               (3,353)      (4,766)
          Proceeds from exercise of stock options    1,007          915
                                                  --------     --------
Net cash provided by (used in) financing
activities                                           6,478       (5,772)
                                                  --------     --------

Effect of exchange rate changes on cash               (385)         (55)
                                                  --------     --------
Increase in cash and equivalents                    13,432          312
Cash and equivalents at beginning of period         22,439       18,135
                                                  --------     --------
Cash and equivalents at end of period             $ 35,871     $ 18,447
                                                  ========     ========

[FN]

       See Notes to Condensed Consolidated Financial Statements

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------
                               (unaudited)

Note 1 - General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Harper Group, Inc. (the Company) 1995 Annual Report to Stockholders incorporated by reference in the Company's 1995 Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q.

Note 2 - Federal Tax Litigation

The United States Internal Revenue Service issued a notice of deficiency with respect to the Company's income tax liabilities for the years ended 1986 and 1987 asserting an aggregate liability for tax of approximately $7.9 million. The Company subsequently filed a petition in the U.S. Tax Court contesting all of the asserted deficiency, and made a partial payment of tax. Settlement negotiations with the Internal Revenue Service have now been concluded with respect to this matter. Under the terms of the proposed settlement, the Company would be entitled to receive a net refund of approximately $300,000. However, there has been no final settlement because the matter has been held in abeyance pending resolution of the Company's claimed refund proposals arising out of certain 1992 write-offs.

The Company is engaged in discussions with the Internal Revenue Service with respect to federal claimed income tax refunds arising out of the 1992 write-offs involving approximately $9 million of tax. A tentative agreement has been made on specific issues which would produce a refund of $4 million. The remaining issues have not been fully resolved, and it is not possible to predict the extent of potential refunds. At this time management believes that these remaining issues will have no effect upon the settlement of the 1986 and 1987 examination.

The Internal Revenue Service has issued a notice of proposed deficiency with respect to tax years 1988 and 1989 proposing to assert deficiencies in tax and penalties in the aggregate amount of approximately $9.9 million. The Company has agreed to adjustments that will result in a deficiency in tax in the amount of approximately $500,000 for 1988 and has filed a protest with respect to the remaining unagreed proposed deficiency. Although the matter is still pending before the Internal Revenue Service Appeals Office, certain issues have already been favorably resolved and the remaining issues should be concluded by the end of 1996. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 3 - Business Segment Information

The Company operates in the international freight forwarding industry, which encompasses air freight forwarding, customs brokerage and other value added logistics services, as well as ocean freight forwarding. Certain information regarding the Company's operations by region is summarized below.

            North              Far     Latin    Other               Elimi-    Consol-
           America  Europe    East    America   Areas    Corporate  nations   idated
           -------  ------    ----    -------   -----    ---------  -------   -------
                                     (unaudited, in thousands)
Three months ended September 30, 1996:
Revenue
from
customers $ 89,056 $ 32,386 $ 23,551  $ 3,976  $ 6,529   $      0   $      0  $155,498
between
regions        804      750      865    1,074      554          0     (4,047)        0
           -------  -------  -------   ------   ------    -------    -------  --------
Total
revenue   $ 89,860 $ 33,136 $ 24,416  $ 5,050  $ 7,083   $      0   $ (4,047) $155,498
           =======  =======  =======   ======   ======    =======    =======  ========
Net
revenue   $ 32,993 $ 15,980 $  6,895  $ 2,698  $ 5,497   $      0   $      0  $ 64,063
           =======  =======  =======   ======   ======    =======    =======  ========
Income
(loss)
from
operat-
ions      $  6,317 $  2,737 $  1,752  $   552  $ 1,004   $ (3,764)  $      0  $  8,598
           =======  =======  =======   ======   ======    =======    =======  ========

Three months ended September 30, 1995:
Revenue
from
customers $ 70,824 $ 31,420 $ 26,291  $ 3,628  $ 6,116   $      0   $      0  $138,279
Transfers
between
regions        137      482      954      585      650          0     (2,808)        0
           -------  -------  -------   ------   ------    -------    -------  --------
Total
revenue   $ 70,961 $ 31,902 $ 27,245  $ 4,213  $ 6,766   $      0   $ (2,808) $138,279
           =======  =======  =======   ======   ======    =======    =======  ========
Net
revenue   $ 27,512 $ 16,413 $  6,193  $ 2,367  $ 5,027   $      0   $      0 $  57,512
           =======  =======  =======   ======   ======    =======    =======  ========
Income
(loss)
from
operat
-ions     $  5,107 $  3,105 $  1,145  $   442  $   963   $ (3,047)  $      0 $   7,715
           =======  =======  =======   ======   ======    =======    =======  ========

Nine months ended September 30, 1996:
Revenue
from
customers $242,857 $ 97,070 $ 62,955 $ 12,348  $18,890   $      0   $      0 $ 434,120
Transfers
between
regions      2,042    1,964    2,462    2,220    1,491          0    (10,179)        0
           -------  -------  -------  -------   ------    -------     ------  --------
Total
revenue   $244,899 $ 99,034 $ 65,417 $ 14,568  $20,381   $      0   $(10,179)$ 434,120
           =======  =======  =======  =======   ======    =======    =======  ========
Net
revenue   $ 90,291 $ 46,980 $ 18,810 $  7,627  $15,583   $      0   $      0 $ 179,291
Income     =======  =======  =======  =======   ======    =======    =======  ========
(loss)
from
operat
-ions     $ 15,442 $  7,419 $  3,966 $  1,495  $ 2,763   $(10,000)  $      0 $  21,085
           =======  =======  =======  =======   ======    =======    =======  ========

Nine months ended September 30, 1995:
Revenue
from
customers $212,377 $ 85,447 $ 70,146 $ 12,886  $17,362   $      0   $      0 $ 398,218
Transfers
between
regions      1,843    1,416    2,689    2,004    1,601          0     (9,553)        0
           -------  -------  -------  -------   ------    -------    -------  --------
Total
revenue   $214,220 $ 86,863 $ 72,835 $ 14,890  $18,963   $      0   $ (9,553)$ 398,218
           =======  =======  =======  =======   ======    =======    =======  ========
Net
revenue   $ 78,462 $ 45,805 $ 17,868 $  7,237  $14,186   $      0   $      0 $ 163,558
           =======  =======  =======  =======   ======    =======    =======  ========
Income
(loss)
from
operat
-ions     $ 14,780 $  7,370 $  2,559 $  1,582  $ 2,773   $ (9,272)  $      0 $  19,792
           =======  =======  =======  =======   ======    =======    =======  ========



Revenue from transfers between regions represents approximate amounts that would be charged if the services were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue. Regional income (loss) from operations excludes overhead charges.

Note 4 - Acquisitions

In February, 1996 the Company acquired the customer list of Celadon/Jacky Maeder, Ltd., a US based international freight forwarding and customs brokerage company. The acquisition was accounted for as a purchase. The purchase price is contingent upon future net revenues.
The Company made an initial payment of $9.5 million, almost all of which is recorded as goodwill in Other Assets.

In August, 1996 the Company acquired a 40% equity interest in TDS Logistics, Inc. (TDS) for $30 million. TDS is the dominant North American provider of material handling, packaging and consolidation services for overseas shipping of completely knocked-down vehicles, which is a means of shipping a controlled inventory of parts for a specific number of vehicles to be produced in the overseas assembly plant. The resulting investment is being accounted for on the equity method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements reflecting the Company's current expectations that are dependent on certain risks and uncertainties including but not limited to such factors as market demand, pricing, risks associated with operations outside of the U.S., changing economic conditions, the effect of the Company's accounting policies and other risk factors detailed in the Company's Form 10-K filing. There can be no assurances that the Company's actual future performance will meet such expectations.

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

                   Three Months Ended              Nine Months Ended
                      September 30                   September 30
                   ------------------              -----------------
                   1996              1995           1996            1995
                   ----              ----           ----            ----
                                  (unaudited, dollars in thousands)
Revenue
-------

Air freight
forwarding       $  99,544  64%  $  84,104  61%  $ 274,227  63%  $ 253,253  64%

Ocean freight
forwarding          25,707  17%     26,207  19%     75,548  17%     68,035  17%

Customs brokerage
and other           30,247  19%     27,968  20%     84,345  20%     76,930  19%
                  -------- ---    -------- ---    -------- ---    -------- ---
                 $ 155,498 100%  $ 138,279 100%  $ 434,120 100%  $ 398,218 100%
                  ======== ===    ======== ===    ======== ===    ======== ===
Net Revenue
-----------

Air freight
forwarding       $  24,832  39%  $  21,366  37%  $  69,444  39%  $  63,620  39%

Ocean freight
forwarding           8,984  14%      8,178  14%     25,502  14%     23,008  14%

Customs brokerage
and other           30,247  47%     27,968  49%     84,345  47%     76,930  47%
                  -------- ---    -------- ---    -------- ---    -------- ---
                 $  64,063 100%  $  57,512 100%  $ 179,291 100%  $ 163,558 100%
                  ======== ===    ======== ===    ======== ===    ======== ===


Results of Operations
---------------------
Three Months ended September 30, 1996 Vs 1995:

Revenue increased in 1996 by 12% to $155.5 million from $138.3 million reported in 1995.

Air freight forwarding revenue increased 18% over the prior year, primarily in North America, Latin America and Europe. These improvements were due to an increase in the number of shipments, offset by decreases in the Far East mainly due to reduced volume and lower rates in Hong Kong.

Ocean freight revenue decreased by 2% due to a decrease in the number of shipments in Europe.

Customs brokerage and other revenues are generated from customs house brokerage, warehousing and distribution, import services and other logistics services. These revenues increased 8% primarily as a result of an increase in import services revenue as well as a slight increase in the number of customs entries in all regions. These increases were partly driven by the acquisition of the customer list of Celadon/Jacky Maeder, Ltd., a US based international freight forwarder and customs brokerage company. Warehousing, distribution and value added logistics services also showed an increase in all geographic regions.

Net revenue increased 11% over the prior year. Air freight forwarding net revenue increased 16% due to an improvement in yields and an increase in volumes in North America and Latin America. The Far East region also showed an improvement in net revenue due to higher yields even though volume decreased. Net ocean freight forwarding revenue increased 10% over the prior year as a result of an increase in the number of shipments in North America, Latin America and the Far East. Ocean freight margins increased in most regions except for Europe.

Salaries and related costs increased as a result of an increase in the number of employees hired to serve new customers and due to increased business from acquisitions.

Operating, selling and administrative expenses increased as a result of costs related to processing higher transaction volumes and increases in rent expense on leases from the 1995 sale and leaseback transaction in the U.S.

Operating income increased by 11% mainly due to the increase in net revenue. The growth from Northern Asia more than doubled from the same period in 1995, while most of the other regions also contributed to the growth. The increase in operating income is offset by the reduction in Northern Europe and South Pacific.

Other income-net increased due to higher equity earnings reported by our unconsolidated affiliates, gains on sale of property, and foreign currency losses on the Japanese Yen in 1995 that did not recur in 1996. The Company implemented a hedging program for transaction risk in the latter part of 1995 to minimize the risk of loss. The increase in Other income-net was reduced by losses from sale of marketable securities.
The proceeds from such sales were used for the acquisition of TDS Logistics, Inc. and other corporate purposes.

Nine Months ended September 30, 1996 Vs 1995:

Revenue increased in 1996 by 9% to $434.1 million from $398.2 million reported in 1995.

Air freight forwarding revenue increased 8%, primarily in North America and Europe. Increases were due to higher volumes in North America, as well as higher revenue per shipment in Europe and Latin America.
However the increase was offset in part by the decrease in volume and number of shipments in the Far East, Europe and Latin America.

Ocean revenue increased 11% with strong growth in the number of shipments in all regions except Europe.

Customs brokerage and other revenue increased 10% as a result of an increase in import services revenue, increased number of customs entries as well as an increase in warehousing, distribution, and other revenues in all regions. These increases were driven by the acquisition of Celadon/Jacky Maeder, Ltd. as well as increases from existing customers.

Net revenue increased by 10% over the prior year. Air freight net revenue increased 9% primarily as a result of an improvement in yields. Ocean net revenue increased 11% with strong growth in the number of shipments world wide except for Europe, and improved margins in North America.

Salaries and related costs increased as a result of an increase in the number of employees primarily due to acquisitions and increased business.

Operating, selling and administrative expenses increased as a result of costs related to processing higher transaction volumes and increases in rent expense on leases from the 1995 sale and leaseback transaction in the U.S.

Other income-net increased due to lower interest expense in 1996 as a result of decreased average borrowings, higher equity earnings reported by our unconsolidated affiliates, lower loss on sale of marketable securities, and foreign currency losses on the Japanese Yen in 1995 that did not recur in 1996. The Company implemented a hedging program for transaction risk in the latter part of 1995 to minimize the risk of loss. The net increase was offset by a lower gain on sale of property.


Liquidity and Capital Resources
-------------------------------
Capital expenditures for the nine months ended September 30, 1996 were $15.4 million. Total anticipated capital expenditures for the year are expected to be $16 million to $18 million.

In the third quarter the Company repurchased 87,700 shares of its common stock at a total cost of $ 1.7 million with purchase prices ranging from $18.81 to $19.00 per share through the stock repurchase programs approved by the Board of Directors in 1994 and 1995. On a year to date basis the Company purchased 182,700 shares of its common stock at a total cost of $3.4 million at prices ranging from $16.75 to $19.87. Under the current program an additional 30,300 shares can be purchased.

In December 1995, the Company entered into a sale and leaseback transaction which generated cash proceeds of approximately $15 million. Portion of the proceeds were used to pay for acquisitions and to reduce borrowings during the early part of 1996.

The Company acquired certain assets of Celadon/Jacky Maeder, Ltd. in February, 1996 for a purchase price that is contingent upon future net revenues of the acquired assets. The Company paid $9.5 million as an initial payment using proceeds from the sale and leaseback transaction discussed above. In August, 1996 the Company acquired 40% of the equity interest in TDS Logistics, Inc. for $30 million. The purchase price was funded partly from cash generated from operations, the proceeds from sale of marketable securities and partly from additional borrowings from banks.

The Company makes significant disbursements on behalf of its customers for transportation costs and customs duties. The billings to customers for these disbursements, which are several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on the Company's income statement but are combined as accounts receivable in the balance sheet.

Successful asset management programs developed in 1995 continued to reduce the Company's investment in working capital in 1996. Management will continue to emphasize its commitment to working capital management.

Management believes that operating cash flow, the Company's current financial structure and borrowing capacity will be adequate to fund its operations, finance capital expenditures and acquisitions, and pay dividends to stockholders.

II.  OTHER INFORMATION
----------------------

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)       Exhibits:


      (b)       Form 8-K:

      No reports on Form 8-K were filed during the three months ended September 30, 1996.




                                  S I G N A T U R E S
                                  -------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE HARPER GROUP, INC.
                                  ----------------------
                                        Registrant



Dated:  November 13, 1996




                                  /S/      Peter Gibert
                                  ------------------------------
                                  Peter Gibert, President and
                                  Chief Executive Officer




                                  /S/      Robert J. Diaz
                                  ------------------------------
                                  Robert J. Diaz, Senior Vice President
                                  and Chief Financial Officer