Form 10-K
period 1996-12-31
HARPER GROUP INC /DE/
filed 1997-03-26
CIK 45674

                                     1996
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

                        Commission File Number 0-8664
                            The Harper Group, Inc.
              (Exact name of registrant as specified in its charter)
            Delaware                                            94-1740320
(State of other jurisdiction of                             (I.R.S. Employer
  incorporationor organization)                         Identification Number)

       260 Townsend Street
    San Francisco, California                                   94107-0933
(Address of principal executive offices)                        (Zip Code)

     Registrant's telephone number, including area code:  (415) 978-0600

        Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange
  Title of each class                                  on which registered
  -------------------                                  -------------------
         None                                                  None

           Securities registered pursuant to Section 12(g) of the Act:
                              Title of each class
                              -------------------
                          Common Stock, $1.00 par value
        Rights to Purchase Series A Junior Participating Preferred Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [   ]

     At March 14, 1997, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $278,219,000.

     At March 14, 1997, the number of shares outstanding of registrant's Common Stock was 15,957,898 (net of 500,000 treasury shares).


                  DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement dated April 1, 1997 - Part III of this Form 10-K; Annual Report to Stockholders for year ended December 31, 1996 - Part II of this Form 10-K.

     The Exhibit Index is located on pages 18 through 20 hereof.

                                  PART I
ITEM 1 - BUSINESS


General
-------

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

     The Company's global array of services benefits customers by reducing overall international logistics costs and increasing the speed and reliability of the delivery of goods worldwide. These services include: air and ocean export and import freight transportation; worldwide customs brokerage, duty drawback, Free Trade Zone management and associated services; global freight tracking; other information management services such as electronic data interchange ("EDI"), electronic invoicing and purchase order management; logistics management; warehousing and distribution services; inventory and materials management; protective cargo packing; bonded warehousing; project cargo management; global purchasing and trade finance services; and marine insurance (ocean and air coverage).

     The Company's global services are supplied through its network of over 350 offices, agents and distribution centers located in over 90 countries on six continents. These facilities are linked by the Company's real-time, on-line communications network that speeds the two-way flow of shipment data and related logistics information between origins and destinations around the world. In addition to its own operations, the Company utilizes a network of overseas agents for comprehensive, global coverage of major trade centers.

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

     Certain information regarding the Company's operations by geographic regions for the three years in the period ended December 31, 1996, is incorporated by reference to Note 12 of the Notes to Consolidated Financial Statements in the 1996 Annual Report to
Stockholders.

     The following tables show the approximate amounts of revenue and net revenue, expressed in dollars and as a percentage, attributable to the Company's principal services during each of the three years in the period ended December 31, 1996. Revenue from air and ocean freight forwarding, where the Company acts in the capacity of a consolidator of shipments, includes all transportation charges to the customer. Revenue from air and ocean freight forwarding, where the Company acts in the capacity of a cargo agent, includes only the commissions charged to carriers and forwarding and related fees charged to customers. Revenue earned by the Company as a customs broker includes commissions and fees charged to customers for those services as well as services relating to distribution, warehousing, materials management, and other related services. Net revenue for air and ocean freight forwarding, which is the equivalent of gross profit in other industries, is determined by deducting any freight consolidation costs from freight forwarding revenue. In the opinion of management, net revenue provides a more accurate measure than revenue of the relative importance of the Company's principal services.


                               Year Ended December 31
                          1996           1995             1994
                              (Dollars in thousands)
Revenue:
Air freight
 forwarding             $375,507  63%    $346,624  64%   $313,012  67%
Customs brokerage
 and other               116,831  20%     102,377  19%     77,694  16%
Ocean freight
 forwarding              103,095  17%      93,327  17%     78,842  17%
                        --------  ---    --------  ---   --------  ---

        Total           $595,433 100%    $542,328 100%   $469,548 100%
                        ======== ====    ======== ====   ======== ====

Net Revenue:
Air freight
 forwarding             $ 93,686  38%    $ 87,747  40%   $ 87,467  45%
Customs brokerage
 and other               116,831  48%     102,377  46%     77,694  40%
Ocean freight
 forwarding               35,101  14%      31,687  14%     28,978  15%
                        --------  ---    --------  ---   --------  ---

        Total           $245,618 100%    $221,811 100%   $194,139 100%
                        ======== ====    ======== ====   ======== ====

Recent Developments

     Organization:

     The unification of the three domestic operating subsidiaries referred to above resulted in a consolidated, focused market identity for the Company's operating units and its products. The consolidation of previously separate branch offices, accounting systems and job responsibilities continued during 1996 as well. Management believes that integration of the Company's operating systems has enhanced the Company's ability to pursue its sales strategy of providing door-to-door integrated logistics solutions to its customers. As a further step towards strengthening the Company's market identity, the Company is proposing to its shareholders at its Annual Meeting of Shareholders scheduled for May 13, 1997 that the name of the Company be changed to Circle International Group, Inc.

     Acquisitions:

     Effective January 1996, the Company acquired 80% of Imex, a Brazilian customs brokerage company specializing in the biotech, high technology, and telecommunication industries. This acquisition enhanced the Company's operations in Brazil and created synergies necessary to offer a complete menu of integrated door-to-door logistics services in the region.

     In February 1996, the Company acquired the customer list of Celadon/Jacky Maeder Ltd., a New York partnership, consisting primarily of the accounts handled by most of that firm's offices in the United States. The consideration for the purchase is based on the net revenue generated from purchased accounts within twelve months of the acquisition. The acquisition is intended to increase the Company's market share in the United States. In connection with this transaction, the Company sold its operations in Switzerland to Jacky Maeder A.G., which is one of the largest freight forwarders in Switzerland, and will act as the Company's exclusive agent in Switzerland. The Company in turn serves as the exclusive agent in the United States for Jacky Maeder A.G. and two of its global alliance partners, which are also large European freight forwarders.

     In April 1996, the Company acquired the assets of Gilmex International Cargo Services N.V., a Belgium company, to strengthen its network in Belgium, an important distribution center. Immediately after the purchase of Gilmex, the Company sold a 49% interest in the combined Belgium operations back to the original owner of Gilmex. The combined operations are conducted under the name of Circle Gilmex and offer a full menu of logistics services including air, ocean, and inland forwarding, customs clearance, warehousing and materials management.
The Company entered into a put and a call option with the seller to acquire the 49% interest back any time between April 1999 and March 2006.

     In August 1996, the Company acquired a 40% equity interest in TDS Logistics, Inc. (TDS). TDS is a North American provider of material handling, packaging and consolidation services for overseas shipping of completely knocked-down new vehicles, which is a means of shipping a controlled inventory of parts for a specific number of vehicles to be produced in overseas assembly plants. TDS also has operations in Brazil and Belgium. The Company's strategy is to strengthen its market position in the automotive industry by its alliance with TDS. For a further description of this and certain other acquisitions, see Note 2 to the Company's Financial Statements which is incorporated by reference.

     In November 1996, the Company acquired all the outstanding shares of Trans International Groupe (TIG), a Minneapolis-based ocean freight forwarder. Total number of shares to be paid is contingent upon achieving a special net revenue level and other factors.

     Additionally, in 1996 the Company opened operations in Guam, and added two new offices in the United States.

     Effective February 1997, the Company combined its owned operations in Thailand with Worldbridge International to form a new joint venture company called Circle Worldbridge International (Thailand), owned 55% by the Company. The purpose of this transaction was to increase market share in Thailand and improve the level of services offered to customers in that market.

     Information Systems:

     The Company continuously enhances its information systems capabilities in order to meet its customers' changing needs and to provide first-class information transmission, processing, and management services. The Company has been a leader in providing its customers with global shipment tracking and tracing capabilities and with providing data and reports to better manage the global logistics process. In 1994, the Company implemented its new computer architecture, "Circle Logistics Advanced Systems Solutions", known as CLASS. This provides significant improvements for the management of ocean shipments, allows for the automated preparation of over 15 shipping documents and provides a user-friendly menu-driven system. Additionally, this system integrated the Company's customs brokerage system into the CLASS system. This allows for improved on-line tracking of shipments by customers and provides an improved data base system for the analysis and reporting of customs information. The Company has also developed a customer oriented purchase order management system to support supply chain management and the logistics needs of its customers.

     The Company has invested considerable effort on its EDI capabilities to allow electronic transmission of a variety of shipment documentation according to the requirements of its customers. In September 1996, the Company implemented an information tool that allows customers to track air freight shipments via the internet, including flight information, estimated and confirmed arrival and departure times, and a description of the shipment. The Company continues to link future development of its information systems to the specific requirements of its customers and seeks to connect its customers to its information systems and internet tools whenever possible.

     Quality Initiatives:

     In key global regions the Company maintains personnel focused on implementing quality initiatives to better serve customers' needs and improve internal efficiencies. The Company achieved ISO 9001 or 9002 certifications in many locations throughout Europe, South Africa and in the Asia-Pacific region. In 1996 the Company achieved ISO 9002 certification at 17 major locations within the USA, covering approximately 46% of our USA employee population. ISO certification efforts will continue throughout 1997, encompassing all office locations in the USA, as well as several in the Far East and Latin America. The Company's quality initiatives include an on-going effort to standardize procedures incorporating best practices, and to involve all employees in identifying ways to continually improve services to customers.

     Facilities:

     The Company has a program designated to modernize and expand its facilities to meet the increased need for distribution, material management and warehouse services. In 1996, the Company sold three of its facilities for a total of approximately $6.9 million, and replaced them with leased, new larger facilities which were built according to the Company's specifications. Additionally, other build-to-suit leases were entered into for new facilities in the United States, and additional new facilities are anticipated in 1997 in continuation of the Company's facilities program.

     The Company also purchased a facility in Northampton, England which it operates as a logistics and distribution center in the center of England. This facility is intended to be the prototype for other similar operations in Europe in the future.

International Air Freight Forwarding
------------------------------------

     The Company believes that it is one of the largest forwarders of international air freight in the United States. The Company's air freight forwarding and related logistics services include the following: inland transportation of freight from point of origin to distribution center or the carrier's cargo terminal; warehousing; cargo assembly; export packing and vendor shipment consolidation; global freight forwarding; charter arrangement and handling; electronic transmittal of logistics documentation; electronic purchase order/shipment tracking; expedited document delivery to overseas destinations for customs clearance; and priority notification to shipper and consignee of cargo arrival. In addition, the Company continues to expand the scope of its services, including such services as logistics services for commercial and governmental projects, inventory management, EDI and cargo insurance. The Company does not own or operate aircraft, which enables the Company to tailor its services to customer requirements.

     As a global air freight forwarder, the Company is both a consolidator of air freight shipments (an indirect air carrier) and an airline cargo agent. The following table provides certain information concerning the Company's air freight forwarding business during each of the three years ended December 31, 1996.

                                           Year Ended December 31,
                                        1996         1995       1994
                                 (In thousands, except per shipment data)
As indirect carrier:
Revenue (1)                           $359,532     $328,597   $296,464
Revenue net of air freight
  consolidation costs (1)             $ 77,710     $ 69,720   $ 70,919
Number of shipments                        383          375        353
Net revenue per shipment              $ 202.90     $ 185.92   $ 200.90
Weight in kilos                        137,937      133,389    106,587
Kilos per shipment                      360.15       355.70     301.95

As airline agent:
Revenue (1)                           $ 15,976     $ 18,027   $ 16,548
Number of shipments                        106          117        137
Net revenue per shipment              $ 150.72     $ 154.08   $ 120.79
Weight in kilos                         32,119       35,887     38,897
Kilos per shipment                      303.01       306.73     283.92

----------------------------------------
        (1) Management believes that revenue net of air freight consolidation costs is a better measure than revenue of the relative importance of the two types of air freight forwarding service offered by the Company because net revenue, like revenue earned by the Company as an airline agent, does not include the carrier's charge to the Company for carrying the shipment.

     During 1996, the Company's principal air freight forwarding customers were shippers of computer, electronic and high technology equipment, automotive products, machinery and machine parts, consumer goods, clothing, pharmaceuticals, chemicals, and aerospace equipment.

     The air freight forwarding business of the Company is not dependent on any one customer or industry. The Company provides services to global or multinational customers, as well as regional customers. During 1996, the Company had in excess of 30,000 air freight forwarding customers, and no customer accounted for more than 5% of the Company's net air freight forwarding revenue.

     Indirect Air Carrier: As an indirect air carrier, the Company procures shipments from its customers, consolidates shipments bound for a particular destination, determines the routing, selects the direct carrier (an airline) with which the consolidated lot is to move and tenders each consolidated lot as a single shipment to the direct carrier for transportation to a destination. At the destination the Company or its agent receives the consolidated lot, breaks it into its component shipments and distributes the individual shipments. During 1996, the Company derived approximately 83% of its net air freight forwarding revenue from its services as an indirect air carrier.

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

     During 1996, approximately 47% of the Company's net air freight forwarding revenue as an indirect carrier was attributable to shipments originating in the United States and terminating abroad. As measured by net air freight forwarding revenue earned as an indirect carrier, the Company's principal regions of destination in 1996 were Europe, Asia, South America, and Australia/New Zealand.

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

     Airline Agent: As an authorized cargo sales agent of most airlines worldwide, the Company arranges for the transportation of individual shipments and receives from the airline a commission for arranging the shipment. In addition, the Company provides the shipper with ancillary services such as export documentation for which it receives a separate fee. When acting in this capacity, the Company does not consolidate shipments or have responsibility for shipments once they have been tendered to the airline. The Company conducts its agency air freight forwarding operations from the same facilities as its indirect carrier operations, and services the same regions of the world. During 1996, the Company derived approximately 17% of its air freight forwarding net revenue from its services as an airline agent.

Customs Brokerage
-----------------

     The Company functions as a customs broker with respect to entries of freight into approximately 50 major destinations in the United States and in about 300 overseas destinations through its network of offices and agents.

     In its capacity as a customs broker, the Company prepares and files all formal documentation required for clearance through customs agencies, obtains customs bonds, in many cases facilitates the payment of import duties on behalf of the importer, arranges for payment of collect freight charges, and assists the importer in obtaining the best commodity classifications and in qualifying for duty drawback refunds. The Company's customs brokers and support staff have substantial knowledge of the complex tariff laws and customs regulations governing the payment of duty, as well as valuation and import restrictions in their respective countries. Within the U.S. the Company employs a significant number of personnel holding individual Customs broker licenses.

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

     The Company works with importers to design cost-effective import programs which utilize the Company's distribution and logistics services and computer technology. Such services include electronic document preparation, routing cargo from overseas origins to ports and airports of entry, bonded warehousing, distribution of the cleared cargo to inland locations and duty drawback. For consolidated shipments, containers are devanned, cargo is segregated according to final destination, and goods are forwarded to final destinations. In many U.S. and overseas locations, the Company's bonded warehouses enable importers to defer payment of customs duties and coordinate release of cargo with their production or distribution schedules. Goods are stored under Customs Service supervision until the importer is ready to withdraw or re-export them. The Company receives storage charges for these in-transit goods and fees for related ancillary services. The Company also offers Free Trade Zone management and duty drawback services to provide customers with additional tools to maintain cost-effective import programs.

     Management estimates that in 1996 the Company handled over 350,000 customs entries in the United States. The Company does not have a fixed fee schedule for customs brokerage services. Instead, its fees are based on the volume of business transacted for a particular customer, and the type, number and complexity of services provided. In addition to its fees, the Company bills the importer for amounts which the Company has paid on the importer's behalf, including duties, collect freight charges, and similar payments.

     As a customs broker operating in the United States, the Company is licensed by the Treasury Department and regulated by the United States Customs Service. The Company's fees for acting as a customs broker in the United States are not regulated.

International Ocean Freight Forwarding
--------------------------------------

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

     A number of the Company's facilities provide protective cargo packing, crating and specialized handling services for retail goods, government-specification cargo, consumer goods, hazardous cargo, heavy machinery and assemblies, and perishable cargo. Other facilities are equipped to handle tons of equipment and material from multiple origins to overseas "turn-key" projects, such as manufacturing facilities or government installations. The Company does not own or operate ships or assume carrier responsibility, preferring to retain the flexibility to tailor logistics services and options to the customer's requirements.

     The Company's compensation for its ocean freight forwarding services is derived principally from commissions paid by shipping lines and from forwarding and documentation fees paid by its customers, who are either shippers or consignees. In 1996, approximately 58% of the Company's net ocean freight forwarding revenue was attributable to commissions, forwarding fees, and associated ancillary services.

     During 1996, more than 15,000 customers utilized the Company's ocean freight forwarding services worldwide. Although the Company services a wide variety of shippers, its principal customers are shippers of industrial and agricultural machinery and equipment, motor vehicles, computer equipment, clothing, agricultural products and energy-related equipment.

     A majority of the ocean freight shipments forwarded by the Company originate in the United States, Asia and Europe and terminate in a foreign port.

     Ocean Freight Consolidation:

     The Company's global operations as an indirect ocean carrier or NVOCC (non-vessel operating common carrier) are similar in some respects to its air freight consolidation operations. The Company procures customer freight, consolidates shipments bound for a particular destination, determines the routing, selects the ocean carrier or charters a ship, and tenders each consolidated lot as a single shipment to the direct carrier for transportation to a distribution point. As a NVOCC, the Company generally derives its revenue from the spread between the rate specified in a tariff which it has on file with the Federal Maritime Commission and the ocean carrier's charge to the Company for carrying the shipment, in addition to charging for other ancillary services related to the movement of the freight. Because of the volume of freight controlled and consolidated by the Company, it is generally able to obtain lower rates from ocean carriers than the rate which the shipper would be able to procure. In 1996, this service, and associated ancillary services, contributed approximately 42% of the Company's net ocean freight forwarding revenue.

Distribution and Materials Management Services
----------------------------------------------

     The Company offers a full range of customized distribution and materials management services in connection with the transportation of cargo. These services are provided in a number of the Company's owned logistics facilities in many locations throughout the world, as well as in premises leased from others. In 1996, the Company continued its program of building state-of-the-art warehouse and distribution facilities. Additional new facilities projects are contemplated for 1997. The Company's distribution and materials management services include inventory control, order processing, import/export freight staging, protective and specialized packing and crating, pick and pack operations containerization, consolidation and deconsolidation, and special handling for perishables, hazardous materials, and heavy-lift equipment. For import shipments, the Company provides bonded warehouse services and in certain locations Free Trade Zone services. These warehouse and distribution services complement the other transportation services, including information systems tools, provided by the Company and form part of the integrated logistics solutions the Company offers to its customers.

Insurance
---------

     Another transportation service offered to customers is the arranging of international marine/air cargo insurance in connection with the Company's air freight and ocean freight forwarding operations. Insurance coverage frequently is tailored to a customer's shipping program and is procured for the customer as a component of the Company's integrated logistics. The Company also arranges for surety bonds for importers as part of its customs brokerage activities.

Global Projects
---------------

     The Company has global project divisions in North America and the United Kingdom to meet the special requirements of global project management and heavy lift movements. In addition to logistics advice, and traditional ocean and air transportation services, the project divisions provide on-site assistance, vessel chartering services and consulting regarding large-scale project movements.

Trade Facilitation Services
---------------------------

     In 1994, the Company established Circle Trade Services, Ltd., ("CTSL") which offers purchasing, procurement and trade finance services to companies engaged in global trade. CTSL's mission is to provide customers requiring the international transportation of cargo with creative global trade solutions which enable them to successfully complete international transactions. Included among its various trade services, CTSL has developed programs for customers which result in lower costs by finding new sourcing opportunities, coordinating the activities of multiple suppliers, and creating trade finance solutions. CTSL offers international procurement and financing expertise not offered by traditional logistics companies and works with a global network to develop this specialized business.

Competition and Business Conditions
-----------------------------------

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

     For several years the Company has offered customers multiple transportation services, in addition to traditional air and ocean freight forwarding, in order to meet all of the logistics requirements of its customers. An extension of its array of multiple services is the Company's integrated transportation logistics program under which the Company offers a comprehensive program designed to meet the customer's total door-to-door transportation requirements. This assists the customer in creating more efficient global sourcing, financing, inventory distribution, and warehousing strategies. The value-added logistics capabilities which support this strategy use the full-spectrum of services offered by the Company, including information management, materials management, protective packing, vendor coordination and purchase order processing, ocean or air transportation, customs brokerage, warehouse and distribution and global trade services. The Company's transportation logistics program often relies on the integration of its customers' information systems with the Company's information systems, frequently using electronic data interfaces and requiring employees assigned and dedicated exclusively to the customer's shipment management requirements. In recent years, the Company has committed significant resources to information technology and facilities to develop and implement its integrated transportation logistics services.

     Integrated logistics and related value-added services are, in part, a response to the growing trend toward the outsourcing of key distribution functions by businesses requiring international logistics services and are a response to competitive pressures which have reduced traditional freight forwarding transportation margins.

Marketing
---------

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

     In conjunction with these sales and marketing efforts, the Company continues to invest significant resources in enhancing its information systems to make these systems more responsive to customers and other users in managing their international transportation needs. The use of EDI applications and dial up visibility to a customer's shipments via the internet also serve as important sales tools.

Employees
---------

     As of December 31, 1996, the Company employed over 3,500 persons, of whom approximately 725 were engaged in managerial and sales activities, and the balance were engaged in operations or were general office employees.

Executive Officers
------------------

     The Company's executive officers are as follows:

      Name          Age                      Position

Peter Gibert        54        Chairman of the Board, President and Chief
                                 Executive Officer
Steven D. Leonard   46        Senior Vice President (and President and
                                 Chief Operating Officer of
                                  Circle International, Inc.)
Robert J. Diaz      54        Senior Vice President, Chief Financial
                                 Officer and Treasurer
Kim E. Wertheimer   43        Vice President (and Executive Vice President
                                 of Circle International, Inc. )
Robert H. Kennis    44        Vice President, Secretary and General Counsel

     Mr. Gibert assumed the position of Chief Operating Officer in May 1991, following the Company's acquisition of Darrell J. Sekin & Co. ("Sekin"). Mr. Gibert originally joined the Company in 1965 and served in numerous positions within the Company until January 1984, when he joined Sekin as its President. In May 1992, he became Chief Executive Officer of the Company, and in May 1993 he was elected Chairman of the Board of Directors. Mr. Gibert was first elected to the Board of Directors at the 1992 Annual Meeting of Shareholders and serves as a Class I director.

     Mr. Leonard joined the Company in April 1996 as Senior Vice President of the Company, and serves as President and Chief Operating Officer for Circle International, Inc. He served as Vice President of Sales and Sales Service with America West Airlines from 1995 to March 1996. Prior to joining America West, Mr. Leonard completed 19 years in various management assignments with American Airlines, most recently as Vice President of Worldwide Cargo Sales and Marketing.

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

     Mr. Wertheimer joined the Company in May 1991, following the Company's acquisition of Sekin Transport International. In May 1995, he was elected Vice President of the Company and also serves as Executive Vice President for Circle International, Inc. He presently has management responsibilities for the Company's North American integrated logistics and information services operations. Before becoming Vice President, Mr. Wertheimer managed the Company's Southwest region and was responsible for managing its operation and leading the Company's integrated logistics activities. From 1988 to 1991, Mr. Wertheimer was Vice President of Planning and Development at Sekin Transport International. Prior to 1988, Mr. Wertheimer was a consultant with McKinsey & Company, an international management consulting firm.

     Mr. Kennis joined the Company in 1989. He serves as Vice President and Secretary, and is the Company's Chief Legal Officer. Prior to joining the Company, he was Vice President and Legal Counsel for The Consolidated Capital Companies for four years. From 1978 to 1984, he was with the law firm of Bronson, Bronson & McKinnon as an associate and first-level partner.

ITEM 2 - PROPERTIES

     The properties used in the Company's domestic and foreign operations consist principally of air and ocean freight forwarding offices, customs brokerage offices, and warehouse and distribution facilities. In the United States, almost all freight forwarding operations and customs brokerage offices are conducted from the same facility. The Company's foreign offices are principally engaged in customs brokerage and ocean and air freight forwarding; additionally, other transportation management services such as warehousing, distribution, packing, containerization, and inland transportation are offered at many offices.

      The following table sets forth certain information as of December 31, 1996 concerning the Company's domestic and foreign facilities and freight handling terminals.

                                        Number of Facilities
                                     Owned       Leased      Total

Domestic                               13          58          71
Foreign                                51         104         155
                                      ---         ---         ---
Total                                  64         162         226
                                      ===         ===         ===

     The Company owns its headquarters building in San Francisco.

     Under many of its leases, the Company, in addition to rental payments, is responsible for payment of property taxes, maintenance and insurance. In 1996, the aggregate rental expense for all of the Company's leased facilities was approximately $9.9 million.

     For further information concerning the Company's lease commitments, see Note 6 of the Notes to Consolidated Financial Statements in the 1996 Annual Report to Stockholders.


ITEM 3 - LEGAL PROCEEDINGS

     The Company is party to routine litigation incidental to its business, primarily claims for goods lost or damaged in transit or improperly shipped. Many of the lawsuits to which the Company is a party are covered by insurance and are being defended by the Company's insurance carriers. The Company has established reserves and it is management's opinion that the resolution of such litigation will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

     The United States Internal Revenue Service issued a notice of deficiency with respect to the Company's income tax liabilities for the years 1986 and 1987 asserting an aggregate liability for tax of approximately $7.9 million. The Company subsequently filed a petition in the U.S. Tax Court contesting all of the asserted deficiency, and made a partial payment of tax. Settlement negotiations with the Internal Revenue Service have now been concluded with respect to this matter. Under the terms of the proposed settlement, the Company would be entitled to receive a net refund of tax of approximately $300,000. However, there has been no final settlement because the matter has been held in abeyance pending resolution of the Company's refund proposals arising out of its 1992 write-offs and prior period adjustments.

     The Company is engaged in discussions with the IRS with respect to federal income tax refunds arising out of the 1992 write-offs and prior period adjustments involving approximately $9 million of tax. A tentative agreement has been made on specific issues which would produce a tax refund of $5.3 million. It is not possible to predict at this time the extent to which the IRS will ultimately agree with the Company's remaining proposed income tax refunds, or the effect upon the settlement of the issues in the Company's tax years 1986 and 1987.

     The IRS has issued a notice of proposed deficiency with respect to tax years 1988 and 1989 proposing to assert deficiencies in tax and penalties in the aggregate amount of approximately $9.9 million. The Company has agreed to adjustments that will result in a deficiency in tax in the amount of approximately $500,000 for 1988 and has filed a protest with respect to the remaining non-agreed proposed deficiency. The matter is still pending before the IRS Appeals Office. Although certain major issues have been tentatively resolved, absent a final settlement it is not possible to predict the ultimate outcome.

     Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

ITEM 4 - Submission of Matters to a Vote of Security Holders

     Inapplicable.

                                PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The information required by this item is incorporated by reference from page 28 of the Company's Annual Report to Stockholders for the year ended December 31, 1996.

ITEM 6 - SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference from page 1 of the Company's Annual Report to Stockholders for the year ended December 31, 1996.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference from pages 13 through 15 of the Company's Annual Report to Stockholders for the year ended December 31, 1996.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference from pages 16 through 27 of the Company's Annual Report to Stockholders for the year ended December 31, 1996. Also see Item 14 below.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from pages 1, 2, and 11 of the Company's Proxy Statement dated April 1, 1997 under the captions "Election of Directors" and "Section 16(a) Information". Also see "Executive Officers" under Item 1 above.

ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from pages 4 through 6 of the Company's Proxy Statement dated April 1, 1997 under the captions "Compensation of Executive Officers", "Options Granted to Executive Officers", and "Employment Agreements".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this item is incorporated by reference from pages 10 and 11 of the Company's Proxy Statement dated April 1, 1997 under the caption "Ownership of Management and Principal
Stockholders".

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from pages 6 and 7 of the Company's Proxy Statement dated April 1, 1997 under the caption "Transactions with the Company" and from page 3 of such Proxy Statement under the caption "Compensation Committee
Interlocks and Insider Participation".


                                PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K

(a)    The following are filed as part of this report:

       (1)(2) Financial Statements: See the attached Index to
              Financial Statements on page 17.

       (3)    Exhibits: See the attached Exhibit Index on pages 18 through
              20.

(b) The following Form 8-K was filed during the last quarter of the period covered by this report:

       (1) Item 5. Other events. Business segment information and revenue by service for the nine months ended September 30, 1996, filed on November 5, 1996

                              Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

THE HARPER GROUP, INC.


By: /S/ Peter Gibert
   -------------------------------
    Peter Gibert
    Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 1997.

               Signature                           Title

      /s/      Peter Gibert                 Chairman of the Board,
----------------------------------           President and
       (Peter Gibert)                        Chief Executive Officer
                                             (Principal Executive
                                             Officer)

      /s/      Robert J. Diaz               Senior Vice President and
----------------------------------           Chief Financial Officer
       (Robert J. Diaz)                     (Principal Financial Officer
                                             and Principal Accounting Officer)

      /s/      Wesley J. Fastiff            Director
----------------------------------
       (Wesley J. Fastiff)

      /s/      Edwin J. Holman              Director
----------------------------------
       (Edwin J. Holman)

      /s/      John M. Kaiser               Director
----------------------------------
       (John M. Kaiser)

      /s/      John M. Lillie               Director
----------------------------------
       (John M. Lillie)

      /s/      Ray C. Robinson, Jr.         Director
----------------------------------
       (Ray C. Robinson, Jr.)

      /s/      Frank J. Wezniak             Director
----------------------------------
       (Frank J. Wezniak)

                          THE HARPER GROUP, INC.

                      INDEX TO FINANCIAL STATEMENTS


                                                             PAGE
Financial Statements:

The Harper Group, Inc. and Subsidiaries:

     Consolidated Financial Statements and
     Independent Auditors' Report, included
     in the Company's 1996 Annual Report to
     Stockholders (pages 16 through 27) are
     hereby incorporated by reference
     in this report:

     Consolidated Income Statements for the
     years ended December 31, 1996, 1995 and 1994             16 *

     Consolidated Balance Sheets, December 31, 1996
     and 1995                                                 17 *

     Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 1996, 1995,
     and 1994                                                 18 *

     Consolidated Statements of Cash Flows for the
     years ended December 31, 1996, 1995, and 1994            19 *

     Notes to Consolidated Financial Statements               20 - 26 *

     Independent Auditors' Report                             27 *


Financial schedules are omitted either because they are not required, not applicable, or the required information is included in the financial statements or notes thereto.

*  Refers to pages in the Company's 1996 Annual Report to Stockholders.

                                 EXHIBIT INDEX
Exhibit Number       EXHIBIT                                  PAGE
--------------       -------                                  ----

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



4.2 Rights Agreement, dated as of October 24, 1994, between The Harper Group, Inc. and Chemical Trust Company of California, which includes as Exhibit A thereto the Certificate of Designation, Preferences . and Rights of Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights to Purchase Common Stock. (Incorporated by reference to the Form 8-A Registration Statement filed on or about October 24, 1994.)



10.1 Agreement of Merger between Registrant and the Harper Group, a California corporation, providing for the reincorporation of Registrant in Delaware. (Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated April 1, 1987, filed on or about April 10, 1987.)



10.2 Master Agreement dated February 8, 1989 between Registrant and Bowater Industries PLC. (Schedules Excluded) (Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed on or about March 31, 1989.)



10.3                 Form of indemnity agreement between
                     Registrant and each of its directors
                     (Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed on or about March 31, 1989.)



10.4 Agreement and Plan of Reorganization dated as of April 23, 1992, with exhibits attached, including Registration Rights Agreement, Employment Agreement between Registrant and Peter Gibert and Indemnification Agreement. (Incorporated by reference to Exhibit 2.1. to Current Report on Form 8-K, dated May 21, 1991, filed on or about May 23, 1991.)



10.4.1 Amendments to May 1991 Employment Agreement of Peter Gibert (Incorporated by reference to Exhibit 10.4.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)*

10.5 1990 Stock Option Plan. (Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed on or about March 31, 1993.)*



10.6                 Stock Option Plan for Non-Employee Directors.
                     (Incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed on or about March 31, 1993.)*



10.8 Credit Agreement dated October 15, 1993 between Registrant and Bank of America National Trust and Savings Association. (Incorporated by reference to Pages 14-103 to Form 10-Q for the nine months ended September 30, 1993, filed on or about November 10, 1993.)



10.9                 1994 Omnibus Equity Incentive Plan
                     (Incorporated by reference to the Form S-8
                     Registration Statement filed on or about May
                     9, 1994)*



10.9.1               Amendment No. 1 to 1994 Omnibus Equity
                     Incentive Plan (Incorporated by reference to Exhibit 10.11.1 to Annual Report on Form 10-K for fiscal year ended December 31, 1995.)



10.10                1995 Stock Option Plan For Non-Employee
                     Directors (Incorporated by reference to
                     Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)*



10.11                Employment Agreement with Kim Wertheimer
                     (Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)*



13.1                 Sections of the Annual Report to
                     Stockholders referenced under Part II,
                     Items 5,6,7 and 8 hereof.  (Pages 1 and
                     13 through 28 of the Annual Report to
                     Stockholders.)



21.1                 List of Subsidiaries                        42

23.1                 Consent of Deloitte & Touche LLP            43

27                   Financial Data Schedule                     44

____________________________

* Indicates, as required by Item 14(a)(3), a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.


                          SELECTED FINANCIAL DATA
                   the Harper Group, Inc. and Subsidiaries
         (dollars in thousands except per share and employee amounts)

                                  Year ended December 31

                1996           1995           1994          1993         1992
                ----           ----           ----          ----         ----
Revenue
Air freight
forwarding  $375,507  63%  $346,624  64%  $313,012  67%  $282,031  66%  $272,159  63%
Customs
brokerage
and other    116,831  20    102,377  19     77,694  16     62,066  14     66,692  15
Ocean
freight
forwarding   103,095  17     93,327  17     78,842  17     85,841  20     92,817  22
            -------- ----  -------- ----  -------- ----  -------- ----  -------- ----
Total       $595,433 100%  $542,328 100%  $469,548 100%  $429,938 100%  $431,668 100%
            ======== ====  ======== ====  ======== ====  ======== ====  ======== ====

Net revenue
Air freight
forwarding  $ 93,686  38%  $ 87,747  40%  $ 87,467  45%  $ 86,322  47%  $ 89,919  46%
Customs
brokerage
and other    116,831  48    102,377  46     77,694  40     62,066  34     66,692  34
Ocean
freight
forwarding    35,101  14     31,687  14     28,978  15     34,065  19     38,089  20
            -------- ----  -------- ----  -------- ----  -------- ----  -------- ----
Total       $245,618 100%  $221,811 100%  $194,139 100%  $182,453 100%  $194,700 100%
            ======== ====  ======== ====  ======== ====  ======== ====  ======== ====
Income from
operations
   (B)      $ 29,538       $ 27,229       $ 23,739       $ 15,166       $  8,691
Net income
  (A)(B)      21,615         18,872         16,706         19,094          4,969
Net income
per share       1.36           1.18           1.02           1.15            .30
Dividends
declared
per share        .24            .22            .21            .20            .20

At December 31:
Working
capital      $71,666       $ 73,007       $ 42,674       $ 32,241       $ 22,502
Marketable
securities     7,799         36,544         41,660         47,869         35,823
Total
assets       393,330        336,743        324,464        302,920        297,240
Long-term
obligations   28,963         30,053         31,867         22,561         26,079
Stockholders'
equity       181,744        165,456        151,349        145,175        130,702
Number of
employees      3,607          3,214          3,150          3,025          3,175



[FN]
(A) 1993 includes an after-tax gain on the sale of Intercargo stock of $2,874,000 ($.17 per share) and an after tax gain on the sale of real property in Hong Kong of $1,812,000 ($.11 per share).
(B) 1992 includes special charges of $14.7 million resulting in an after-tax loss of $12.6 million ($.75 per share).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Harper Group, Inc. and Subsidiaries

Results of Operations:
1996 versus 1995

     Revenue in 1996 increased by $53.1 million or 10% over 1995:

     Air freight revenue increased by $28.9 million or 8% over 1995 as a result of revenue increases from North America, Europe, and South Pacific. The increase resulted primarily from an increase in the number of shipments in these regions, but was offset by declines in the business where the Company acts as airline agent for customers and declines in the average revenue per kilo, due to shifting more share of the business to consolidations and higher kilo global accounts. Management believes this strategy will result in the ability to expand the range of services sold in the future.

     Customs brokerage and other revenue, which includes warehousing, distribution and other fee based services, increased $14.5 million or 14% over 1995. The improvement was a result of an increase in import related services, warehousing and distribution services, as well as an increase in the number of customs entries processed. These increases included the impact of the acquisition of the customer list of Celadon/Jacky Maeder, Ltd., a U.S. based international freight forwarder and customs brokerage company.

     Ocean freight revenue increased $9.8 million or 10% over 1995 as a result of an increase in the number of shipments in North America, Asia and Latin America.

Net revenue in 1996 increased by $23.8 million or 11% over 1995:

     Air freight net revenue increased $5.9 million or 7% over the prior year due to an increase in revenue per shipment and improvements in air freight yield in the Middle East, South Pacific and parts of Asia. However, the Company continues to experience yield pressures in other regions, as the available lift capacity is not as fruitful in all the trade lanes where kilos are growing.

     Ocean freight net revenue increased $3.4 million or 11% over the prior year as a result of yield increases in Latin America, Middle East and Asia. The increase is offset by a slight reduction in yields in other regions.

     Salaries and related costs increased $13.3 million or 11% over the prior year as a result of an increase in the number of employees hired to serve new customers, and due to increased business from acquisitions. Salaries as a percentage of net revenue are consistent with prior year levels.

     Operating, selling and administrative costs increased $8.2 million or 11% as a result of processing higher transaction volumes and additional occupancy costs of new facilities and facilities sold and leased back. The new facilities have been added to support the increases in warehousing and distribution revenue.

     Other income - net increased $1.9 million or 59% from prior year primarily as a result of higher equity earnings from unconsolidated affiliates, lower interest expense due to lower average debt during the year, and foreign currency losses on the Japanese Yen in 1995 that did not recur in 1996. In order to minimize this type of risk, in the latter part of 1995 the Company implemented a hedging program for certain foreign currency payables. The proceeds from sales of marketable securities were used for the acquisition of TDS Logistics, Inc. and other corporate purposes.

     The effective income tax rates for 1996 and 1995 were 37.9% and 38.2%, respectively. The Company's effective tax rate fluctuates due to changes in foreign tax rates and regulations and the level of pre-tax profit in foreign countries.

1995 versus 1994
----------------

     Revenue in 1995 increased by $72.8 million or 16% over 1994:

     Air freight revenue increased by $33.6 million or 11% over 1994 as a result of revenue increases from North America, Europe, and the Far East. The increase resulted primarily from an increase in weight shipped in these regions offset by lower revenue per kilo. Pricing on air freight shipments continued to be highly competitive which caused lower revenue per kilo and a decline in yields.

     Customs brokerage and other revenue increased $24.7 million or 32% over 1994. Customs brokerage revenue increased as a result of an increase in the number of customs brokerage entries, primarily in North America and Europe. Warehousing and distribution revenues increased in North America and Europe, and to a lesser extent in all other regions, as a direct result of the Company's efforts to provide customers with a broader range of logistics services.

     Ocean freight revenue increased $14.5 million or 18% over 1994 as a result of an increase in the number of shipments and an increase in the average revenue per shipment. Revenue increases were derived from North America and Europe. The increase in average revenue per shipment is due to the Company's focus on providing a broader range of ocean freight forwarding services.

     Net revenue in 1995 increased by $27.7 million or 14% over 1994:

     Air freight net revenue levels were consistent with the prior year. As a result of competitive pricing pressures and rising cargo space costs from carriers the Company continues to experience air freight yield erosion. Over the past few years a higher demand for carrier space created upward pressure on air freight consolidation costs, which have not been passed on to customers in all cases.

     Ocean freight net revenue increased $2.7 million or 9% over the prior year as a result of revenue increases from Europe and North
America. The Company experienced some yield erosion in 1995 compared to 1994 due to increases in ocean carrier costs.

     Salaries and related costs increased $15.8 million or 15% over the prior year as a result of an increase in the number of employees primarily in Europe where salary costs tend to be higher. Salaries as a percentage of net revenue are consistent with prior year levels.

     Operating, selling and administrative costs increased $8.4 million or 13% as a result of processing more transactions and additional occupancy costs of new facilities. The new facilities have been added to support the increases in warehousing and distribution revenue.

     Other income - net is less than the prior year primarily as a result of lower net foreign exchange gains which was slightly offset by an increase in investment income. Foreign exchange gains and losses are generally not material and are a normal and recurring part of the Company's operations. The Company manages foreign currency risks through spot rates and forward contracts. In 1995, foreign currency losses were concentrated in Japan and Mexico. Investment income, primarily interest income, was slightly higher than the prior year due to higher invested balances.

     The effective income tax rates for 1995 and 1994 were 38.2% and 39.8%, respectively. The Company's effective tax rate fluctuates due to changes in foreign tax rates and regulations and the level of pre-tax profit in those countries.

Liquidity and Capital Resources, 1996 and 1995:

     Commercial paper issued and outstanding at the end of 1996 was $25 million which is supported by a $40 million back-up facility line of credit. In addition, the Company had short term and long term notes payable totaling $11.7 million and $8.0 million at the end of 1996 and 1995, respectively. At December 31, 1996 the Company had authorized, uncommitted borrowing capacity of $25 million, which management believes is adequate to supplement cash flows from operations, fund its capital expenditures and pay dividends.

     Capital expenditures for 1996 and 1995 were $21 million and $13 million, respectively, representing investments in information technology and investments in new facilities, primarily in Europe. The Company expects to incur capital expenditures in 1997 at levels comparable to 1996, depending on lease vs. buy opportunities.

     In December, 1995, the Company sold and leased back six of its North American facilities. Proceeds from the sale were approximately $15 million. No gain or loss was recognized on the transaction. The Company believes the sale and leaseback transaction improves the utilization of the Company's assets and makes its balance sheet more comparable with companies in its peer group.

     The Company's Board of Directors approved stock repurchase program for a total of 1,000,000 shares of its common stock on the open market. The Company repurchased 213,000, 287,000 and 500,000 shares in 1996, 1995 and 1994, respectively, which completed the repurchase program. In February 1997, the Board of Directors approved the stock repurchase of an additional 100,000 shares.

     Net cash provided by operating activities increased to $30.8 million in 1996 from $22.2 million in 1995. During 1995, the Company implemented reporting, training and measurement systems which were designed to improve the Company's trade working capital position and cash flow from operations in relation to its increase in billings to customers. The Company believes these efforts continue to improve the Company's ability to generate cash.

     The Company makes significant disbursements on behalf of its customers for transportation costs and customs duties. The billings to customers for these disbursements, which are several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on the Company's income statement.

     This discussion contains certain forward-looking statements reflecting the Company's current expectations that are dependent on certain risks and uncertainties including but not limited to such factors as market demand, pricing, risks associated with operations outside of the U.S., changing economic conditions, the effect of the Company's accounting policies and other risk factors detailed herein. There can be no assurances that the Company's actual future performance will meet such expectations.

                     CONSOLIDATED INCOME STATEMENTS
                the Harper Group, Inc. and Subsidiaries
                (in thousands except per share amounts)

                                  Year ended December 31
                               1996        1995        1994
                               ----        ----        ----
Revenue                     $ 595,433   $ 542,328   $ 469,548
Freight consolidation
costs                         349,815     320,517     275,409
                            ---------   ---------   ---------

Net revenue                   245,618     221,811     194,139

Other costs and expenses:
   Salaries and related       133,228     119,967     104,146
   Operating, selling and
   administrative              82,852      74,615      66,254
                            ---------   ---------   ---------
Total other costs and
expenses                      216,080     194,582     170,400
                            ---------   ---------   ---------

Income from operations         29,538      27,229      23,739

Other income-net                5,252       3,307       4,033
                            ---------   ---------   ---------

Income before taxes            34,790      30,536      27,772

Taxes on income                13,175      11,664      11,066
                            ---------   ---------   ---------

Net income                  $  21,615   $  18,872   $  16,706
                            =========   =========   =========

Net income per share         $   1.36    $   1.18    $   1.02
                            ---------   ---------   ---------
Weighted average common
shares outstanding             15,900      16,021      16,428
                            =========   =========   =========

[FN]
See Notes to Consolidated Financial Statements

                            CONSOLIDATED BALANCE SHEETS
                     the Harper Group, Inc. and Subsidiaries
               (in thousands except share and per share amounts)

                                                 December 31
                                              1996         1995
                                              ----         ----
Assets
Current assets:
   Cash and equivalents                  $   31,522   $   22,439
   Short-term investments                     6,469       11,299
   Trade receivables, less allowance
     for doubtful accounts of:
     1996, $4,970;  1995, $4,739            196,070      162,629
   Other receivables                          5,616        4,256
   Other current assets                       8,993        6,741
                                         ----------   ----------

Total current assets                        248,670      207,364

Property:
   Land                                      14,564       16,876
   Buildings and improvements                56,812       56,297
   Equipment and furniture                   68,137       56,835
                                         ----------   ----------
   Total                                    139,513      130,008
   Less accumulated depreciation            (62,171)     (56,413)
                                         ----------   ----------
 Property - net                              77,342       73,595

Marketable securities available
for sale                                      7,799       36,544
Investments in unconsolidated
affiliates                                   34,489        2,971
Goodwill                                     20,028       10,702
Other assets                                  5,002        5,567
                                         ----------   ----------

Total assets                              $ 393,330    $ 336,743
                                         ==========   ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable to banks                 $   7,731    $   2,898
   Trade payables                           134,272      101,313
   Accrued salaries and related costs        11,485        9,144
   Dividends payable                          1,912        1,756
   Income taxes payable                       6,082        4,330
   Other liabilities                         15,522       14,916
                                         ----------   ----------

Total current liabilities                   177,004      134,357

Deferred income taxes                         5,619        6,877
Long-term notes payable                      28,963       30,053
Commitments and contingencies                   -            -

Stockholders' equity:
   Preferred stock, $1 par:
    shares authorized,1,000,000                 -            -
   Common stock, $1 par:
    shares authorized, 40,000,000;
    shares issued and outstanding
    (including treasury shares)
    1996,  16,392,848;
    1995,  16,250,669                        22,627       19,956
   Treasury stock, at cost:
    1996,  500,000 shares;
    1995,  287,000 shares                    (8,947)      (4,890)
   Retained earnings                        173,224      155,427
   Unrealized loss in value of
    marketable securities, net                 (407)        (806)
   Cumulative translation adjustments        (4,753)      (4,231)
                                         ----------   ----------

Total stockholders' equity                  181,744      165,456
                                         ----------   ----------
Total liabilities and stockholders'
equity                                    $ 393,330   $  336,743
                                         ==========   ==========


[FN]

See Notes to Consolidated Financial Statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    the Harper Group, Inc. and Subsidiaries

                 (in thousands except share and per share amounts)
                For the years ended December 31, 1996, 1995 and 1994

                                                                            Unrealized
                                                                                Change in    Total
                         Common Stock    Treasury Stock             Cumulative   value of    Stock-
                         ------------    --------------   Retained  Translation Marketable   holder's
                        Shares  Amount   Shares   Amount  Earnings  Adjustments Securities   Equity
----------------------------------------------------------------------------------------------------
Balance
  January 1, 1994   16,625,803 $25,686       --       --  $126,770     $(7,281)         --  $145,175
  Net income                --      --       --       --    16,706          --          --    16,706
  Cash dividends
   ($.21 per share)         --      --       --       --    (3,413)         --          --    (3,413)
  Exercise of
    stock options,
    including tax
    benefit              6,875      86       --       --        --          --          --        86
  Repurchase and
    retirement of
    common stock      (500,000) (7,172)      --       --        --          --          --    (7,172)
  Change in the
    value of
    marketable
    securities, net         --      --       --       --        --          --     $(2,657)   (2,657)
  Foreign currency
    translation             --      --       --       --        --       2,624          --     2,624
----------------------------------------------------------------------------------------------------
Balance
  December 31, 1994 16,132,678  18,600       --       --   140,063      (4,657)     (2,657)  151,349
  Net income                --      --       --       --    18,872          --          --    18,872
  Cash dividends
    ($.22 per share)        --      --       --       --    (3,508)         --          --    (3,508)
  Exercise of stock
    options, including
    tax benefit        117,991   1,356       --       --        --          --          --     1,356
  Purchase of treasury
    stock                   --      -- (287,000) $(4,890)       --          --          --    (4,890)
  Change in the value
    of marketable
    securities, net         --      --       --       --        --          --       1,851     1,851
  Foreign currency
    translation             --      --       --       --        --         426          --       426
----------------------------------------------------------------------------------------------------
Balance
  December 31, 1995 16,250,669  19,956 (287,000)  (4,890)  155,427      (4,231)       (806) $165,456
  Net income                --      --       --       --    21,615          --          --    21,615
  Cash dividends
    ($.24 per share)        --      --       --       --    (3,818)         --          --    (3,818)
  Issuance of stock
    for acquisition     20,469     496       --       --        --          --          --       496
  Exercise of stock
    options, including
    tax benefit        121,710   2,175       --       --        --          --          --     2,175
  Purchase of treasury
    stock                   --      -- (213,000)  (4,057)       --          --          --    (4,057)
  Change in the value
    of marketable
    securities, net         --      --       --       --        --          --         399       399
  Foreign currency
    translation             --      --       --       --        --        (522)         --      (522)
----------------------------------------------------------------------------------------------------
Balance
  December 31, 1996 16,392,848 $22,627 (500,000) $(8,947) $173,224     $(4,753)    $  (407) $181,744
=====================================================================================================

[FN]
See Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    the Harper Group, Inc. and Subsidiaries
                             (in thousands)

                                                     Year ended December 31
                                                   1996      1995      1994
                                                   ----      ----      ----
Operating activities:
   Net income                                  $ 21,615  $ 18,872  $ 16,706
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization               11,730    10,700    10,005
     Provision for doubtful accounts              2,767     3,130     2,239
     Deferred income taxes                       (1,527)      653      (150)
     Gains on sales of real property, investments
        and equipment                            (1,153)     (911)   (1,261)
     Equity in earnings of affiliates              (606)     (679)   (1,157)
     Other                                          456       461       609
     Net effect of changes in:
        Trade receivables                       (31,759)  (18,862)  (18,315)
        Other receivables                        (1,168)      670       698
        Other current assets                     (1,935)   (1,967)    1,882
        Trade payables                           28,301     8,225     2,149
        Other liabilities                         4,124     1,949     3,312
                                               --------  --------  --------
Net cash provided by operating activities        30,845    22,241    16,717

Investing activities:
     Proceeds from sales of property              9,231    19,720     2,923
     Proceeds from sales of equity investments        -         -     1,007
     Proceeds from sales of marketable
       securities                                29,225     7,108    25,301
     Purchases of marketable securities            (655)        -   (23,085)
     Short-term investments-net                   5,327    (8,482)     (100)
     Capital expenditures                       (21,019)  (12,690)  (16,817)
     Acquisitions of businesses                 (41,276)   (2,772)   (1,458)
     Other                                         (207)       11      (263)
Net cash provided by (used in)                 --------  --------  --------
  investing activities                          (19,374)    2,895   (12,492)

Financing activities:
     Issuance (repayment) of long-term
       notes payable - net                       (1,090)   (1,814)    9,306
     Increase (decrease) in notes payable         4,833   (11,487)    2,752
     Payments of dividends                       (3,729)   (3,551)   (3,301)
     Proceeds from exercise of stock options      1,679     1,206        86
     Common stock repurchase                     (4,057)   (4,890)   (7,172)
Net cash provided by (used in)                 --------  --------  --------
  financing activities                           (2,364)  (20,536)    1,671

Effect of exchange rate changes on cash             (24)     (296)      937
                                               --------  --------  --------
Increase in cash and equivalents                  9,083     4,304     6,833
Cash and equivalents at beginning of year        22,439    18,135    11,302
                                               --------  --------  --------
Cash and equivalents at end of year            $ 31,522  $ 22,439  $ 18,135
                                               ========  ========  ========
Cash paid for interest expense                 $  2,649  $  3,448  $  3,206
                                               ========  ========  ========
Cash paid for income taxes                     $ 12,748  $ 10,246  $  7,645
                                               ========  ========  ========

[FN]
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS the Harper Group, Inc. and Subsidiaries

Note 1 - Significant Accounting Policies

Nature of Operations - The Harper Group, Inc. (the Company), is an international transportation and logistics service provider. The Company's services are provided through its network of approximately 350 offices, distribution centers, and agents located in approximately 96 countries on six continents. The Company's principal lines of business are air freight forwarding, ocean freight forwarding, customs brokerage and value added services in the materials management area, such as warehousing, distributions and insurance. The principal markets for all lines of business are North America, Europe and the Far East with significant operations in the Middle East, Latin America and the South Pacific (see Note 12).

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risk Factors - The Company's operations are influenced by many factors, including economic and political conditions around the world, international laws, and currency exchange rates. The impact of these risk factors is minimized by having customers in a wide range of industries located throughout the world. There are no significant concentrations of risks as of December 31, 1996 and 1995.

Principles of Consolidation - The accompanying consolidated financial statements include the Harper Group, Inc. and its majority-owned subsidiaries. Investments in 50% or less owned affiliates are accounted for by the equity method. All significant intercompany balances and transactions have been eliminated.

Cash and Equivalents include demand deposits and investments with original maturities of three months or less.

Short-term Investments include deposits of cash in interest bearing securities which have original maturities of greater than 90 days and less than one year.

Trade Receivables include disbursements made by the Company on behalf of its customers for transportation costs and custom duties. The billings to customers for these disbursements, which are several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on the Company's income statement. Management establishes reserves based on the expected ultimate recovery of these receivables.

Property and equipment are stated at cost. Depreciation is computed principally by the straight-line method at rates based on the estimated useful lives of the various classes of property as follows: building, 20-50 years; leasehold improvements, life of the lease or estimated useful life if shorter; equipment and furniture, 3-10 years.

Goodwill, representing the excess of purchase price over the fair value of net assets acquired, is being amortized on a straight-line basis over the period of expected benefit not exceeding 40 years. The carrying value of goodwill is reviewed periodically based on the projected undiscounted cash flows of the related business unit over the remaining amortization period. If the cash flow indicates that the goodwill is not recoverable, the carrying value will be reduced by the estimated shortfall of the cash flows. No reduction in goodwill was necessary for 1996 and 1995.

Impairment of Long Lived Assets - In 1996 the Company adopted Statement of Financial Accounting Standards ("SFAS") No.121, "Accounting for the Impairment of Long Lived Assets," which requires that long-lived assets, and certain identifiable intangibles related to those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that there is no impairment of long-lived assets as of December 31, 1996.

Revenue Recognition - Revenue and freight consolidation costs are recognized at the time the freight departs the terminal of origin. Customs brokerage and other revenue are recognized upon completing the documents necessary for customs clearance.

Revenue realized as an indirect air carrier or an ocean freight consolidator includes the direct carrier's charges to the Company for carrying the shipment. Revenue realized in other capacities includes only the commissions and fees received.

Net income per share is based on the weighted average common shares outstanding during the period. Common stock equivalents are not considered to be dilutive.

Taxes on Income - Under SFAS No. 109, "Accounting for Income Taxes," the Company provides a deferred tax expense or benefit equal to the change in the deferred tax assets and liabilities during the year. Deferred income taxes represent tax credit carry forwards and future tax effects resulting from temporary differences between the financial statement and the tax basis of assets and liabilities using current or enacted tax rates in effect for the year in which the differences are expected to reverse.

Foreign Currency Translation - Most foreign assets and liabilities are translated using month-end exchange rates. The impact of exchange rate changes is shown as "Cumulative translation adjustments" in stockholders' equity. Gains and losses from foreign exchange transactions are included in net income.

Fair Value of Financial Instruments - The fair values presented throughout these financial statements have been estimated using appropriate valuation methodologies and market information available at December 31, 1996 and 1995. However, considerable judgment is required in interpreting market data to develop estimates of fair value and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values presented throughout these financial statements have not been estimated since December 31, 1996. Current estimates of fair value may differ significantly from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and equivalents, receivables and payables, short-term investments and notes payable to banks - The carrying amount of these items approximates fair value.

Marketable securities - The fair value is based on quoted market prices. As discussed in Note 3, these securities are recorded at fair value.

Long-term notes payable - The fair value of the Company's long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount of these items approximates their fair value.

Foreign Currency Forward Contracts - The Company uses foreign currency forward contracts to hedge foreign currency exposure on trade payable transactions in certain currencies. These contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the payable being hedged. At December 31, 1996, 20 foreign currency forward contracts were outstanding with a maximum duration of 90 days, with a notional value of approximately $1.9 million. The market value of such contracts approximated the cost. Realized gains and losses on the contracts for 1996 and 1995 were insignificant.

Stock Based Compensation - The Company accounts for stock based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

Reclassification - Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.


Note 2 - Acquisitions

During 1996, the Company acquired the assets of various freight forwarders and custom brokers for an aggregate purchase price of $11.0 million, including $0.5 million in the Company's common stock. These acquisitions were accounted for as purchases. In connection with these acquisitions, the Company recorded $10.4 million of goodwill, which is being amortized over estimated useful lives of up to twenty years.

In August 1996, the Company acquired a 40% interest in TDS Logistics, Inc. (TDS) for $30.0 million. TDS provides specialty packaging and services for automotive exports. The investment in TDS is recorded in investments in unconsolidated affiliates and includes $28.1 million of excess purchase price over net assets, which is being amortized over 37 years. The Company has an option to purchase the other 60% interest in TDS at a price to be determined when the option is exercised. The option is exercisable between October 1, 1999 and December 31, 1999. If the Company elects not to exercise its option, other TDS shareholders have the right to sell its shares and can require the Company to sell its shares in the same manner.

Had all the 1996 acquisitions occurred on January 1, 1996, the effect on revenues and net income would have been immaterial.

During 1995, the Company acquired two companies engaged in freight forwarding and customs brokerage services for a purchase price of $2.8
million.   Both acquisitions were accounted for under the purchase
method. The excess of cost over the sum of identifiable net assets acquired have been allocated to intangible assets, to be amortized over estimated lives of 20 years.


Note 3 - Long-term Marketable Securities

SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" requires that debt and equity securities be classified into one of three categories: held to maturity, available for sale or trading. Management has designated marketable debt and equity securities as available for sale. Changes in the fair value of available for sale securities, net of deferred taxes, are presented in the stockholders' equity section of the balance sheet under the caption "Unrealized change in value of marketable securities". In 1995, the Company sold debt and equity securities and realized a loss on the sale. Total unrealized loss on marketable securities before deferred taxes was $1,322,000 as of December 31, 1995. In 1996, the Company sold the majority of the debt securities which resulted in a realized loss. Consequently, the total unrealized loss on marketable securities before deferred taxes decreased by $655,000 as of December 31, 1996.

At December 31, 1996, 1995 and 1994, the aggregate fair value, gross unrealized (gains) losses, and amortized cost of marketable securities were as follows (in thousands):


                                    1996        1995        1994
                                    ----        ----        ----
 Debt Securities
 Fair value                     $    403    $ 29,692    $ 34,434
 Amortized cost                      402      29,901      37,104
                                --------    --------    --------
 Unrealized (gain) loss         $     (1)   $    209    $  2,670
                                ========    ========    ========
Equity Securities
 Fair value                     $  7,799    $  6,852    $  7,226
 Cost                              8,467       7,965       8,709
                                --------    --------    --------
 Unrealized loss                $    668    $  1,113    $  1,483
                                ========    ========    ========

As of December 31, 1996 unrealized gains are not material.

Contractual maturities of the fair value of debt securities as of December 31, 1996

Within five years        $ 402,000
In the sixth year        $       -


Note 4 - Borrowing Capacity

At December 31, 1996, the Company had unused borrowing capacity from its commercial paper program and lines of credit totaling $25 million.

At December 31, 1996, the weighted average borrowing rate for the commercial paper was 5.5% and for committed lines of credit was 6.2%.


Note 5 - Long-term Notes Payable

Long-term notes payable included commercial paper of $25 million at December 31, 1996 and 1995. The commercial paper is supported by a backup facility line of credit of $40 million and $25 million as of December 31, 1996 and 1995, respectively. Although the commercial paper is issued on a short-term basis, it is classified as long-term because the Company intends to, and has the ability to reissue such paper as it matures. At December 31, 1996 and 1995, the weighted average interest rate of outstanding commercial paper was 5.5% and 5.9%, respectively.

At December 31, 1996 and 1995, the Company had long-term notes payable of approximately $4.0 and $5.0 million, respectively (excluding current portion), with a weighted average interest rate of 7.6% and 7.2%, respectively. These notes are secured by real property.

Principal payments on long-term notes that mature in 1997 ($7.7 million) are classified as notes payable to banks. Principal payments for 1998 through 2001 are approximately $1.5 million, $0.5 million, $1.2 million, and $0.4 million, respectively. Principal repayments thereafter are approximately $0.4 million.

Note 6 - Lease Commitments

At December 31, 1996, commitments on long-term operating lease agreements for facilities require the following minimum annual rentals:

                                     (in thousands)

                     1997                 $ 10,813
                     1998                   10,718
                     1999                    6,770
                     2000                    6,050
                     2001                    5,684
                     2002 and subsequent    50,459
                                          --------
                     Total                $ 90,494
                                          ========

Rental expense under such leases was $9,860,000 in 1996, $7,803,000 in 1995, and $7,311,000 in 1994, net of rents from subleases of $830,000, $1,260,000, and $755,000, respectively. Total rental expense (including leases on equipment) was $11,624,000 in 1996, $9,375,000 in 1995, and
$9,123,000 in 1994.

In December 1995, the Company sold and leased back six properties which generated net proceeds of approximately $15.3 million. The operating lease term is for 15 years and requires minimum annual rentals of $1,534,000 in 1997, $1,717,000 in 1998, $1,717,000 in 1999, $1,717,000
in 2000, $1,785,000 in 2001, and $16,532,000 thereafter.


Note 7 - Contingencies

The Company is party to routine litigation incidental to its business, which primarily involve claims for goods lost or damaged in transit or improperly shipped. Many of the lawsuits to which the Company is a party are covered by insurance and are being defended by the Company's insurance carriers. The Company has established reserves and it is management's opinion that the resolution of such litigation will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

There are also certain contingencies related to tax issues with the Internal Revenue Service. Refer to Note 9 for additional discussion.


Note 8 - Common Stock

Stock Repurchase Program
Stock repurchase programs totaling one million shares have been approved by the Board of Directors. The Company acquired and retired 500,000 shares of its common stock in 1994. In addition, 213,000 and 287,000 shares were acquired in 1996 and 1995, respectively, at an average purchase price of $19.05 and $17.04 per share, respectively. These 500,000 shares are being held as treasury stock. In February 1997, the Board of Directors approved the repurchase of an additional 100,000 shares.

Stock Options Plan
The 1982 Stock Option Plan and the 1990 Stock Option Plan provide for the granting of non-qualified or incentive stock options to officers and key employees for a maximum of 956,250 common shares at not less than fair market value on the date of grant. The Human Resources, Compensation and Nominating Committee of the Board of Directors determines the exercise period for the options. Under these plans, Stock Options are generally issued with the restriction that no option may be exercised before three years from date of grant nor later than eight years from date of grant.

The 1994 Omnibus Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, performance unit awards and performance share awards to key employees and consultants of the Company and its subsidiaries for a maximum of 2,000,000 common shares. Stock options under this plan are generally issued at an option price at not less than fair market value on the date of grant (To date, no stock options have been granted below fair market value). Stock options under this plan are generally issued with the restriction that no option may be exercised before one year from the date of grant nor later than eight years from the date of grant.

A summary of stock option transactions for the three years ended
December 31, 1996 follows:

                                       Shares       Weighted Average
                                    under option     Exercise Price

Outstanding at December 31, 1993         451,315          $ 14.10
   Granted                               458,750            13.50
   Exercised                              (6,875)           11.02
   Canceled                             (138,871)           13.85
                                       ---------
Outstanding at December 31, 199          764,319            13.82
   Granted                               380,634            17.19
   Exercised                            (117,991)           11.76
   Canceled                              (38,249)           13.85
                                       ---------
Outstanding at December 31, 1995         988,713            14.89
   Granted                               570,589            19.67
   Exercised                            (121,710)           13.76
   Canceled                              (35,750)           14.85
                                       ---------
Outstanding at December 31, 1996       1,401,842          $ 16.60
                                       =========


                                             December 31,
                                        1996      1995      1994
                                     --------- --------- ---------
Options available for grant        1,123,570   203,687   546,072
Options exercisable                  354,683   228,552   130,620
Weighted average fair
  value of options granted
  during the year                    $ 19.67   $ 17.37   $ 13.59


During 1994, 37,500 options were repriced from $19.00 per share to $16.00 per share. No shares were repriced during 1995 or 1996.

Shareholder Rights Plan
In October 1994, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred share purchase Right for each outstanding share of the Company's common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $53.00.

The Rights will become exercisable if, without approval of the Board of Directors, a person or group acquires 20% or more of the Company's common stock (or a lesser percentage set by the Board in the case of a person determined to present certain specific risks to the Company and its stockholders, as defined in the plan) or announces a tender offer the consummation of which would result in ownership of 20% or more of the common stock. If a person or group does acquire 20% or more of the Company's stock (or such lesser percentage as has been set with respect to a specific person) each Right unless redeemed will entitle its holder to purchase, at the Right's then current exercise price, a number of the common shares of the Company having a market value at that time of twice the Right's exercise price.

The Company will be entitled to redeem the Rights at .01 cents per Right at any time before a 20% position (or such lesser percentage as has been set with respect to a specific person) has been acquired. Until the Rights become exercisable, rights certificates will not be sent to stockholders and the Rights will automatically trade with the common stock.

SFAS No. 123 Pro Forma Disclosures
The Company applies APB No. 25 and related Interpretations in accounting for its Stock Options Plan described above. Accordingly, no compensation cost has been recognized for its options granted that are not exercised. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates of the stock options, consistent with the method suggested in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              Year Ended
                                          1996          1995
                                          ----          ----
Net Income - As reported              $ 21,615      $ 18,872
             Pro forma                  20,878        18,356

Net income per share - As reported    $   1.36      $   1.18
                       Pro forma          1.31          1.15


The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model which requires subjective assumptions such as future stock price volatility and expected time to exercise. These assumptions greatly affect the calculated values.

The Company's calculations are based on a multiple option valuation approach and cancellations are estimated based on a historical pattern. However, in accordance with SFAS No. 123, the impact of outstanding unvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1995 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments. The following weighted-average assumptions were used:

                                              Year Ended
                                          1996          1995
                                          ----          ----
Expected dividend yield                   1.00 %        1.00 %
Expected volatility                         36 %          36 %
Risk-free interest rate                   5.67 %        5.31 %
Expected lives (years from vesting)       0.50          0.50


The following table summarizes information about stock options outstanding at December 31, 1996:

                  -----  OPTIONS OUTSTANDING  -----  -- OPTIONS EXERCISABLE --
                                 Weighted  Weighted                 Weighted
Range of                          Average   Average                  Average
Exercisable        Number       Remaining  Exercise      Number     Exercise
Prices          of shares Life  (in years)   Price     of shares      Price
----------------------------------------------------------------------------
$10.54 - $13.75   352,303            5.31    $13.17      143,186      $13.01
$14.00 - $17.00   433,639            4.95    $15.79      176,022      $15.58
$17.25 - $19.38   397,950            6.32    $17.83       35,375      $17.42
$20.75 - $22.75   217,950            7.73    $21.53          100      $22.00
                ---------                                -------
$10.54 - $22.75 1,401,842            5.86    $16.60      354,683      $14.73
                =========                                =======

Note 9 - Taxes on Income

Taxes on income include the following:              1996      1995     1994
(in thousands)                                      ----      ----     ----

Federal:
   Current                                      $  6,448  $  5,728 $  7,476
   Deferred                                       (1,237)     (667)  (1,892)

State:
   Current                                         1,167       978      979

Foreign:
   Current                                         7,073     4,305    2,761
   Deferred                                         (276)    1,320    1,742
                                                --------  -------- --------
Total                                           $ 13,175  $ 11,664 $ 11,066
                                                ========  ======== ========


Significant components of the Company's net deferred tax liability are as follows:



December 31 (in thousands)

                                                    1996      1995
                                                    ----      ----
Deferred tax liabilities:
Undistributed earnings of subsidiaries          $  7,893  $  9,689
Accelerated depreciation                           4,270     4,176
Gain on sale of property                           2,502     2,778
Incentive compensation                                55       338
Investment in subsidiary                             232       232
                                                --------  --------
                                                $ 14,952  $ 17,213
                                                ========  ========

Deferred tax assets:
Intercompany billings                          $   5,885  $  6,462
Bad debts                                          1,206       953
Vacation pay                                         751       649
Self insurance reserves                              671     1,053
Valuation of marketable securities                   261       516
Other                                                559       703
                                               ---------  --------
                                               $   9,333  $ 10,336
                                               =========  ========

Net deferred tax liability                     $   5,619  $  6,877
                                               =========  ========

Taxes on income were different than the amount computed by applying the United States federal statutory income tax rate. Such differences are summarized as follows:


(in thousands)                               1996      1995      1994
                                             ----      ----      ----
Tax computed at 35%                      $ 12,177  $ 10,688  $  9,720
Increases (decreases) resulted from:
  Foreign taxes lower than federal rate      (861)     (411)     (756)
  State taxes on income,
    net of federal income tax effect          758       636       636
    Non-deductible items                      775       711       244
    Foreign net operating losses               72       453     1,512
  Other                                       254      (413)     (290)
                                         --------  --------  --------
Total                                    $ 13,175  $ 11,664  $ 11,066
                                         ========  ========  ========

Taxes on income include deferred income taxes on undistributed earnings (not considered permanently invested) of consolidated subsidiaries net of applicable foreign tax credits. At December 31, 1996, cumulative earnings of consolidated foreign subsidiaries designated as permanently invested were approximately $ 50 million. Deferred income taxes are not provided on permanently invested earnings.

Sources of pretax income are summarized as follows:


(in thousands)                               1996      1995      1994
                                             ----      ----      ----
Domestic                                 $ 16,205  $ 14,513  $ 13,101
Foreign                                    18,585    16,023    14,671
                                         --------  --------  --------
Total                                    $ 34,790  $ 30,536  $ 27,772
                                         ========  ========  ========

Federal Tax Litigation:
The United States Internal Revenue Service issued a notice of deficiency with respect to the Company's income tax liabilities for the years 1986 and 1987 asserting an aggregate liability for tax of approximately $7.9 million. The Company subsequently filed a petition in the U.S. Tax Court contesting all of the asserted deficiency, and made a partial payment of tax. Settlement negotiations with the Internal Revenue Service have now been concluded with respect to this matter. Under the terms of the proposed settlement, the Company would be entitled to receive a net refund of tax of approximately $300,000. However, there has been no final settlement because the matter has been held in abeyance pending resolution of the Company's refund proposals arising out of its 1992 write-offs and prior period adjustments.

The Company is engaged in discussions with the IRS with respect to federal income tax refunds arising out of the 1992 write-offs and prior period adjustments involving approximately $9 million of tax. A tentative agreement has been made on specific issues which would produce a tax refund of $5.3 million. It is not possible to predict at this time the extent to which the IRS will ultimately agree with the Company's remaining proposed income tax refunds, or the effect upon the settlement of the issues in the Company's tax years 1986 and 1987.

The IRS has issued a notice of proposed deficiency with respect to tax years 1988 and 1989 proposing to assert deficiencies in tax and penalties in the aggregate amount of approximately $9.9 million. The Company has agreed to adjustments that will result in a deficiency in tax in the amount of approximately $500,000 for 1988 and has filed a protest with respect to the remaining non-agreed proposed deficiency. The matter is still pending before the IRS Appeals Office. Although certain major issues have been tentatively resolved, absent a final settlement it is not possible to predict the ultimate outcome.


Note 10 - Other Income-Net

Other income-net includes the following:


(in thousands)                               1996      1995      1994
                                             ----      ----      ----
Investment income                        $  4,485  $  4,877  $  4,233
Interest expense                           (2,658)   (3,346)   (3,254)
Gain on sales of assets                     1,060     1,057     1,168
Equity in earnings of affiliates            1,107       679     1,157
Net foreign exchange gains                  1,258        40       729
                                         --------  --------  --------
Total                                    $  5,252  $  3,307  $  4,033
                                         ========  ========  ========

Note 11 - Employee Benefit Plans

The Company has a 401(k) Savings Plan under which an employee with six months of service at the beginning of a calendar quarter may contribute up to 15% of base salary to the plan. For every dollar contributed to the plan, the Company will match 50 cents, up to a maximum of 6% of the employee's salary. The Company's contributions for the years ended December 31, 1996, 1995 and 1994 were $833,000, $725,000 and $797,000, respectively. The Company's contributions are vested over a four year period.

In addition, the Company offers to its employees who have completed six months of service, the option to purchase Harper Group's common stock through payroll deductions. All brokerage fees associated with the purchase are paid by the Company.


Note 12 - Business Segment Information

The Company operates in the international freight forwarding industry, which encompasses air freight forwarding, customs brokerage, ocean freight forwarding and other services. No customer accounted for ten percent or more of consolidated revenue.

Certain information regarding the Company's operations by regions is summarized below.

                                         Europe &     Asia &
                                          Middle      South                Elimi-    Consoli-
                              Americas     East      Pacific  Corporate    nations     dated
                              --------  ---------    -------  ---------    -------   --------
Year ended December 31, 1996:
Total revenue                $ 353,103  $ 142,405  $ 114,332  $       -  $ (14,407) $ 595,433
Transfers between regions       (6,091)    (3,396)    (4,920)         -     14,407          -
                             ---------  ---------  ---------  ---------  ---------  ---------
Revenues from customers      $ 347,012  $ 139,009  $ 109,412  $       -  $       -  $ 595,433
                             =========  =========  =========  =========  =========  =========
Net revenue                  $ 134,070  $  70,465  $  41,083  $       -  $       -  $ 245,618
                             =========  =========  =========  =========  =========  =========
Income (loss) from
  operations                 $  24,012  $  11,653  $   8,016  $ (14,143) $       -  $  29,538
                             =========  =========  =========  =========  =========  =========
Identifiable assets          $ 163,392  $ 118,287  $  96,041  $ 123,835  $(108,225) $ 393,330
                             =========  =========  =========  =========  =========  =========

Year ended December 31, 1995:
Total revenue                $ 309,778  $ 124,809  $ 120,791  $       -  $ (13,050) $ 542,328
Transfers between regions       (4,801)    (3,402)    (4,847)         -     13,050          -
                             ---------  ---------  ---------  ---------  ---------  ---------
Revenues from customers      $ 304,977  $ 121,407  $ 115,944  $       -  $       -  $ 542,328
                             =========  =========  =========  =========  =========  =========
Net revenue                  $ 115,731  $  67,570  $  38,510  $       -  $       -  $ 221,811
                             =========  =========  =========  =========  =========  =========
Income (loss) from
  operations                 $  22,034  $  10,326  $   6,415  $ (11,546) $       -  $  27,229
                             =========  =========  =========  =========  =========  =========
Identifiable assets          $ 140,703  $ 105,267  $  94,334  $  90,294  $ (93,855) $ 336,743
                             =========  =========  =========  =========  =========  =========

Year ended December 31, 1994:
Total revenue                $ 275,241  $  96,447  $ 108,196  $       -  $ (10,336) $ 469,548
Transfers between regions       (4,858)    (1,864)    (3,614)         -     10,336          -
                             ---------  ---------  ---------  ---------  ---------  ---------
Revenue from customers       $ 270,383  $  94,583  $ 104,582  $       -  $       -  $ 469,548
                             =========  =========  =========  =========  =========  =========
Net revenue                  $ 105,719  $  54,613  $  33,807  $       -  $       -  $ 194,139
                             =========  =========  =========  =========  =========  =========
Income (loss) from
  operations                 $  20,854  $  10,756  $   5,373  $ (13,244) $       -  $  23,739
                             =========  =========  =========  =========  =========  =========
Identifiable assets          $ 158,641  $  91,581  $  94,272  $  84,354  $(104,384) $ 324,464
                             =========  =========  =========  =========  =========  =========

Revenue from transfers between regions represents approximate amounts that would be charged if the services were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue.


Note 13 - Quarterly Data (unaudited)

(in thousands except per share amounts)


                              Net         Net    Net income   Dividends
                 Revenue   revenue     income    per share    per share
1996 Quarters:
  4th Quarter  $ 161,313  $ 66,327    $ 6,567      $ .41        $ .12
  3rd Quarter    155,498    64,063      5,928        .37            -
  2nd Quarter    146,176    60,336      5,362        .34          .12
  1st Quarter    132,446    54,892      3,758        .24            -

1995 Quarters:
  4th Quarter  $ 144,110  $ 58,253    $ 5,665      $ .36        $ .11
  3rd Quarter    138,279    57,512      5,066        .32            -
  2nd Quarter    133,996    54,937      4,601        .29          .11
  1st Quarter    125,943    51,109      3,540        .22            -

Independent Auditors' Report

The Board of Directors and Stockholders of the Harper Group, Inc.:

We have audited the accompanying consolidated balance sheets of the Harper Group, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated income statements and consolidated statements of stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Harper Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.






/S/ DELOITTE & TOUCHE LLP
San Francisco, California
March 13, 1997

MARKET PRICE OF COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS:

The Company's common stock is traded over the counter under the symbol HARG. The following table sets forth the closing prices in the NASDAQ national market system for the Company's common stock for the calendar periods indicated, as reported by NASDAQ.

                        High         Low
                        ----        ----
1996
Fourth Quarter      $ 25-3/4    $ 20-1/2
Third Quarter         21-7/8      18-1/2
Second Quarter        23          17
First Quarter         19-1/4      16-1/2


1995
Fourth Quarter      $ 19-1/2    $ 16-1/2
Third Quarter         20          16-1/4
Second Quarter        20          15
First Quarter         18          15-1/8


As of March 1, 1996, the approximate number of stockholders of record of the Company's common stock, excluding stockholders whose stock is held as nominee or in street name by brokers, was 415.

Dividends Declared
Dividends declared per common share during 1996 and 1995 were:

1996                                   1995
----                                   ----
June 24        $ .12     June 26      $ .11
December 20      .12     December 18    .11

The Board of Directors considers payment of cash dividends on a semi-annual basis subject to the availability of earnings, the financial condition of the Company and other relevant factors.

Annual Meeting
The Annual Meeting of Stockholders will be held at 10:30 a.m. on Tuesday, May 13, 1997 at Harper Plaza, 260 Townsend Street, San
Francisco, California 94107.

APPENDIX TO ELECTRONIC FORMAT (EDGAR) DOCUMENT - purpose is to provide a fair and accurate description of all graphic and image information included in the printed Annual Report to Stockholders accompanying "Management's Discussion and Analysis," but excluded from this filing.

Graph #1
Presents net revenue by product in a bar graph for the fiscal years ended December 31, 1996, 1995 and 1994. Each of the three periods has the three products stacked into one bar. This information is also presented numerically in the Selected Financial Data section on page 1 of the Annual Report to Stockholders in this filing.

Graph #2
Presents 1996 net revenue by region in a pie chart. The regions in the graph conform to operating regions included in Note 12 - Business Segment Information in Notes to Consolidated Financial Statements in the Annual Report to Stockholders presented in this filing. The percentages used in the graph are derived from amounts in the footnote designated as net revenue.

Graph #3
Presents income from operations in a bar graph for the years ended December 31, 1996, 1995 and 1994. This information is also presented in the Selected Financial Data and Consolidated Income Statements of the Annual Report to Stockholders in this filing.

Graph #4
Presents operating margin percentages in a bar graph for the years ended December 31, 1996, 1995 and 1994. Operating margin for these periods is calculable from the Consolidated Income Statements presented in this filing (page 16 of the Annual Report to Stockholders) by dividing income from operations by net revenue.