Form 10-Q
period 1997-03-31
HARPER GROUP INC /DE/
filed 1997-05-06
CIK 45674

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly period ended     March 31, 1997

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

At May 2, 1997 the number of shares outstanding of the registrant's common stock was 16,469,930.

TABLE OF CONTENTS



Part I.  Financial Information                        Page
------   ---------------------                        ----

 Item 1. Financial Statements:
 ------
         Condensed Consolidated Income Statements
         for the three months ended March 31, 1997
         and 1996                                       3

         Condensed Consolidated Balance Sheets,
         March 31, 1997 and December 31, 1996           4

         Condensed Consolidated Statements of
         Cash Flows for the three months ended
         March 31, 1997 and 1996                        5

         Notes to Condensed Consolidated Financial
         Statements                                     6

 Item 2. Management's Discussion and Analysis of
 ------  Financial Condition and Results
         of Operations                                  8

Part II. Other Information
-------  -----------------

 Item 6. Exhibits and Reports on Form 8-K              10
 ------

I. FINANCIAL INFORMATION
------------------------

 ITEM 1. FINANCIAL STATEMENTS


               THE HARPER GROUP, INC. AND SUBSIDIARIES
               ---------------------------------------

               CONDENSED CONSOLIDATED INCOME STATEMENTS
        (unaudited, in thousands, except per share amounts)

                                         Three Months Ended
                                             March 31,
                                           1997     1996
                                         ------------------
Revenue                                $ 155,452        $ 132,446

Freight consolidation costs               93,786           77,554
                                       ---------        ---------
Net revenue                               61,666           54,892

Other costs and expenses:

       Salaries and related               33,695           31,455
       Operating, selling and
            administrative                22,061           18,559
                                       ---------        ---------
      Total other costs and expenses      55,756           50,014
                                       ---------        ---------

Income from operations                     5,910            4,878

Other income-net                           1,415            1,284
                                       ---------        ---------

Income before taxes on income              7,325            6,162

Taxes on income                            2,734            2,404
                                       ---------        ---------

Net income                             $   4,591        $   3,758
                                       =========        =========

Net income per share                   $    0.29        $    0.24
                                       =========        =========

Weighted average shares outstanding       15,942           15,919
                                       =========        =========



[FN]
            See Notes to Condensed Consolidated Financial Statements


                 THE HARPER GROUP, INC. AND SUBSIDIARIES
                 ---------------------------------------
                 CONDENSED  CONSOLIDATED  BALANCE  SHEETS
       (unaudited, in thousands, except share and per share amounts)
                                              March 31      December 31
                                                  1997             1996
                                          ------------    -------------
                                ASSETS
Current assets:                 ------
       Cash and equivalents                $  35,981       $  31,522
       Short-term investments                  6,911           6,469
       Trade receivables, less allowance
            for doubtful accounts (1997,
            $5,528; 1996, $4,970)            196,167         196,070
       Other receivables                       5,354           5,616
       Other current assets                    9,584           8,993
                                           ---------       ---------
            Total current assets             253,997         248,670

Property                                     137,681         139,513
       Less accumulated depreciation         (61,760)        (62,171)
                                           ---------       ---------
            Property-net                      75,921          77,342

Marketable securities                          7,787           7,799
Investments in unconsolidated affiliates      35,506          34,489
Goodwill and other assets                     26,220          25,030
                                           ---------       ---------
Total assets                               $ 399,431       $ 393,330
                                           =========       =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
       Notes payable to banks              $   7,677       $   7,731
       Trade payables                        132,654         134,272
       Accrued salaries and related costs     10,660          11,723
       Income taxes payable                    5,147           6,082
       Other liabilities                      16,385          17,196
                                           ---------       ---------
            Total current liabilities        172,523         177,004

Deferred income taxes                          7,963           5,619
Long-term notes payable                       33,605          28,963
Commitments and contingencies                   -               -

Stockholders' equity:
       Preferred stock, $1 par: shares
         authorized, 1,000,000                  -               -
       Common stock, $1 par: shares
         authorized, 40,000,000;
         Shares issued and outstanding:
         March 31, 1997,  16,462,343;
         December 31, 1996, 16,392,848        23,882          22,627
       Treasury Stock, at cost:
         March 31,1997 and
         December 31,1996,500,000 shares      (8,947)         (8,947)
       Retained earnings                     177,815         173,224
       Unrealized change in value of
         marketable securities                  (110)           (407)
       Cumulative translation adjustments     (7,300)         (4,753)
                                           ---------       ---------
            Total stockholders' equity       185,340         181,744
                                           ---------       ---------
Total liabilities and stockholders'equity  $ 399,431       $ 393,330
                                           =========       =========

[FN]
          See Notes to Condensed Consolidated Financial Statements

                 THE HARPER GROUP, INC. AND SUBSIDIARIES
                 ---------------------------------------

           CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                       (unaudited, in thousands)
                                                Three Months Ended
                                                     March 31
                                                ------------------
                                                 1997        1996
                                                 ----        ----
Operating activities:
       Net income                            $  4,591      $  3,758
       Adjustments to reconcile net income
       to net cash provided by operating
       activities:
           Depreciation and amortization        2,800         2,574
           Gains on sales of assets              (593)         (350)
           Net effect of changes in working
            capital                            (1,922)        8,410
           Other                                  188           333
                                             --------      --------
Net cash provided by operating activities       5,064        14,725
                                             --------      --------
Investing activities:
       Capital expenditures                    (3,114)       (3,163)
       Proceeds from sales of marketable
        securities                                473         7,397
       Proceeds from sales of fixed assets        977         1,763
       Acquisition of businesses               (1,776)      (10,350)
       Other                                     (366)         (129)
                                             --------      --------
Net cash used in investing activities          (3,806)       (4,482)
                                             --------      --------
Financing activities:
       Issuance/(repayment) of long-term
        notes payable - net                     4,641        (5,279)
       Decrease in notes payable                  (54)          (52)
       Payments of dividends                   (1,911)       (1,768)
       Purchases of treasury stock               -           (1,101)
       Proceeds from exercise of stock
        options                                 1,212           147
       Other                                       50          -
                                             --------      --------
Net cash provided/(used) by financing
     activities                                 3,938        (8,053)
                                             --------      --------

Effect of exchange rate changes on cash          (737)         (302)
                                             --------      --------
Increase in cash and equivalents                4,459         1,888
Cash and equivalents at beginning of period    31,522        22,439
                                             --------      --------
Cash and equivalents at end of period        $ 35,981      $ 24,327
                                             ========      ========

[FN]
         See Notes to Condensed Consolidated Financial Statements

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------
                              (unaudited)

Note 1 - General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Harper Group, Inc. (the Company) 1996 Annual Report to Stockholders incorporated by reference in the Company's 1996 Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q.

In February 1997, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128) Earnings Per Share, which specifies the computation for dilutive earnings per share (EPS) and requires dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS No. 128 will not have a material effect on the Company's EPS.

Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

Note 2 - Federal Tax Litigation

The Company has been in discussions with the Internal Revenue Service with respect to federal income tax refunds arising out of the 1992 write-offs and prior adjustments involving approximately $9 million of tax. Tentative agreements have been made on specific issues which would produce a tax refund of $5.6 million. Any differences between the recoveries expected by the Company and the actual tax refund received will be offset by interest receivable from the Internal Revenue Service. It is expected that the tentative agreements will be finalized by the third quarter of 1997.

The Internal Revenue Service originally issued a notice of deficiency with respect to the years 1988 and 1989 proposing an aggregate liability of approximately $9.9 million. The Company has agreed with some adjustments and filed a protest with respect to the remaining unagreed issues. The matter has been pending before the Internal Revenue Service Appeals Office. Settlement negotiations with the Internal Revenue Service have recently been concluded with respect to this matter. Under the terms of the proposed settlement, the Company has agreed to adjustments that would result in a net deficiency in tax of $270,000. This net deficiency will be offset by the refund resulting from the settlement with respect to the years 1986 and 1987 as described below. Final settlement of this matter will be held in abeyance pending resolution of the Company's refund proposals arising out of its 1992 write-offs and prior period adjustments.

The Internal Revenue Service originally issued a notice of deficiency with respect to the years 1986 and 1987 proposing an aggregate liability of approximately $7.9 million. The Company
subsequently filed a petition in the   U. S. Tax Court contesting
all of the asserted deficiency, and made a partial payment of tax. Settlement negotiations with the Internal Revenue Service have been concluded with respect to this matter. Under the terms of the proposed settlement, adjusted recently by carrybacks from the year 1988, the Company would be entitled to receive a net refund in tax of approximately $500,000. Final settlement of this matter will be held in abeyance pending resolution of the Company's refund proposals arising out of its 1992 write-offs and prior period adjustments.

Note 3 - Business Segment Information

The Company operates in the international logistics services industry, which encompasses air freight forwarding, ocean freight forwarding, as well as customs brokerage and other logistics services. Certain information regarding the Company's operations by region is summarized below.

                      Europe &                            Elimi-   Consol-
           Americas  Middle East  Asia Pacific  Corporate nations   idated
                                  (in thousands)
Three months ended March 31, 1997:
Revenue
from
customers  $ 93,003    $ 31,707     $  30,742    $     0   $     0   $155,452
Transfers
between
regions       1,850       1,136         1,400          0    (4,386)         0
           --------    --------     ---------    -------   -------   --------
Total
revenue    $ 94,853    $ 32,843     $  32,142    $     0   $(4,386)  $155,452
           ========    ========     =========    =======   =======   ========
Net
revenue    $ 34,389    $ 16,604     $  10,673    $     0   $     0   $ 61,666
           ========    ========     =========    =======   =======   ========
Income
(loss)
from
operat-
ions       $  3,491    $  2,003     $   1,719    $(1,303)  $     0   $  5,910
           ========    ========     =========    =======   =======   ========

Three months ended March 31, 1996:
Revenue
from
customers  $ 78,317    $ 30,167     $  23,962    $     0   $     0   $132,446
Transfers
between
regions       1,119         747         1,145          0    (3,011)         0
           --------    --------     ---------    -------   -------   --------
Total
revenue    $ 79,436    $ 30,914     $  25,107    $     0   $(3,011)  $132,446
           ========    ========     =========    =======   =======   ========
Net
revenue    $ 29,419    $ 16,297     $   9,176    $     0   $     0   $ 54,892
           ========    ========     =========    =======   =======   ========
Income
(loss)
from
operat-
ions       $  2,909    $  1,986     $   1,275    $(1,292)  $     0   $  4,878
           ========    ========     =========    =======   =======   ========


Revenue from transfers between regions represents approximate amounts that would be charged if the services were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue. Regional income (loss) from operations excludes overhead charges.

Prior period amounts have been reclassified to conform to the 1997 presentation due to the realignment of certain corporate overhead expenses as part of local operating expenses effective January 1, 1997.

Note 4 - Joint Venture Investment

In February, 1997 the Company formed a joint venture with a Thailand-based brokerage and import services company, Worldbridge
Transportation. The Company will own 55% of the combined operation of Worldbridge Transportation and Circle Thailand, which will be called Circle Worldbridge.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the matters set forth in this release are forward-looking statements that are dependent on certain risks and uncertainties including but not limited to such factors as market demand, risks associated with operations outside of the U.S. including currency fluctuations, information technology uncertainties, changing economic conditions including international laws, the concentration of business towards large accounts, the effect of the Company's accounting policies, and other risk factors detailed in the Company's SEC filings.

The Company's principal services are international air freight forwarding, ocean freight forwarding, and customs brokerage and other value added logistics services. The following table shows the revenue and net revenue, in dollars and percentages, attributable to the Company's principal services during the periods indicated. Revenue for air freight and ocean freight consolidations (indirect shipments) includes the cost of such freight, whereas net revenue does not. Revenue for air freight and ocean freight agency or direct shipments, customs brokerage and import services, includes only the fees or commissions for these services. A comparison of net revenue best measures the relative importance of the Company's principal services.

                                       Three Months Ended
                                           March 31
                                       __________________
                                       1997          1996
                                       ----          ----
                                     (dollars in thousands)
Revenue
-------

Air freight forwarding            $  99,373  64%   $  83,135 63%

Ocean freight forwarding             27,004  17       24,012 18

Customs brokerage and other          29,075  19       25,299 19
                                  --------------   -------------

                                  $ 155,452 100%   $ 132,446 100%
Net Revenue                       ==============   =============
-----------

Air freight forwarding            $  23,568  38%   $  21,637  39%

Ocean freight forwarding              9,023  15        7,956  15

Customs brokerage and other          29,075  47       25,299  46
                                  --------------   --------------

                                  $  61,666 100%   $  54,892 100%
                                  ==============   ==============

Results of Operations
---------------------

Three Months ended March 31, 1997 Vs 1996:
-----------------------------------------

Revenue increased in 1997 by 17% to $155.5 million from $132.4 million reported in 1996.

Airfreight revenue increased 20% with significant growth in the Asia Pacific and Americas regions. The strong results were reduced by a higher rate of growth in freight consolidation costs experienced in Europe and Asia. Nonetheless, net airfreight revenue increased 9% over the prior year.

Ocean freight revenue increased 12% or $3.0 million over the prior year, while net ocean revenue increased by $1.1 million or 13%.
This healthy growth was contributed by the Americas and Asia
Pacific regions.

Customs brokerage and other logistics services revenue increased $3.8 million or 15% over the prior year, with excellent growth contributed by all regions. This service line continues to grow as companies see the benefit of outsourcing the logistics functions to third party experts. The increased revenue reflects the Company's continued effort to expand logistics services to meet customer needs.

Salaries and related costs increased 7% as a result of hiring more employees to serve new customers and to handle business growth.

The increase in administrative and selling costs was partly due to an increase in occupancy cost due to additional leased and owned warehousing and distribution capacity. There were also higher communication costs across all regions, due to a higher volume of transactions.

Other income - net improved over the prior year as a result of increased earnings from non-consolidated affiliates and foreign exchange gains in Europe and Asia. The improvement was offset by lower interest income due to the sale of marketable securities throughout 1996 and higher minority partner shares of earnings in consolidated joint ventures.

Liquidity and Capital Resources
-------------------------------

Capital expenditures for the Company for the three months ended
March 31, 1997 were $3.1 million. Capital expenditures for the year are expected to be comparable to 1996, depending on lease vs. buy opportunities.

In February 1997, the Board of Directors approved the repurchase of 100,000 shares of the Company's common stock. No shares were
purchased during the first quarter of 1997.   Repurchased stock
not retired is classified as treasury stock in the Stockholders' equity section of the balance sheet.

The Company sold buildings and generated proceeds of approximately $1.0 million for the three months ended March 31, 1997, which was applied to general corporate use.

The Company makes significant disbursements on behalf of its customers for transportation costs and customs duties. The billings to customers for these disbursements, which are several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on the Company's income statement, but are reflected in the Company's Trade Receivables and Trade Payables.

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

II.  OTHER INFORMATION
----------------------

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits:

                      Exhibit 27, Financial Data Schedule,
                      Page 11, EDGAR filing only.

                 (b)  Form 8-K:

                      No reports on Form 8-K were filed
                      during the three months ended March 31, 1997.


                                       S I G N A T U R E S
                                       -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE HARPER GROUP, INC.
                                        ---------------------
                                              Registrant



Dated:  May 5, 1997



                                        /S/    Peter Gibert
                                        ----------------------------
                                        Peter Gibert, President and
                                        Chief Executive Officer




                                        /S/    Robert J. Diaz
                                        ----------------------------
                                        Robert J. Diaz, Senior Vice
                                        President and Chief Financial
                                        Officer