Form 10-Q
period 1997-06-30
HARPER GROUP INC /DE/
filed 1997-08-14
CIK 45674

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended    June 30, 1997

                                     OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-8664


                     the Circle International Group, Inc.


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

                         Formerly the Harper Group, Inc.
   (Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X  No __

At August 13, 1997 the number of shares outstanding of the registrant's common stock was 15,593,557.

                                 TABLE OF CONTENTS
                                 -----------------


Part I.     Financial Information                                   Page
------      ---------------------                                   ----

            Item 1.      Financial Statements:
            ------

                         Condensed Consolidated Income
                         Statements for the three and six
                         months ended June 30, 1997 and 1996          3

                         Condensed Consolidated Balance Sheets,
                         June 30, 1997 and December 31, 1996          4

                         Condensed Consolidated Statements of
                         Cash Flows for the six months ended
                         June 30, 1997 and 1996                       5

                         Notes to Condensed Consolidated
                         Financial Statements                         6

            Item 2.      Management's Discussion and Analysis
            ------       of Financial Condition and Results
                         of Operations                                9

Part II.    Other Information
-------     -----------------

            Item 4.      Submission of matters to a vote of
            ------       security Holders                            12

            Item 6.      Exhibits and Reports on Form 8-K            12
            ------

I. FINANCIAL INFORMATION
------------------------

      ITEM 1. FINANCIAL STATEMENTS


                  THE CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                  -----------------------------------------------------


                        CONDENSED CONSOLIDATED INCOME STATEMENTS
                   (unaudited, in thousands, except per share amounts)


                               Three Months Ended         Six Months Ended
                                     June 30                   June 30
                                     -------                   -------

                                 1997       1996            1997      1996
                               -------    -------          ------    ------
Revenue                      $ 161,829   $ 146,176      $ 317,281   $ 278,622

Freight consolidation
 costs                          96,959      85,840        190,745     163,394
                             ---------   ---------      ---------   ---------

Net revenue                     64,870      60,336        126,536     115,228
                             ---------   ---------      ---------   ---------
Other costs and expenses:

     Salaries and related       33,244      32,192         66,939      63,647
     Operating, selling
     and administrative         22,796      20,535         44,857      39,094
                             ---------   ---------      ---------   ---------
     Total other costs and
      expenses                  56,040      52,727        111,796     102,741
                             ---------   ---------      ---------   ---------

Income from operations           8,830       7,609         14,740      12,487

Other income-net                 1,404       1,180          2,819       2,464
                             ---------   ---------      ---------   ---------

Income before taxes on
 income                         10,234       8,789         17,559      14,951

Taxes on income                  3,604       3,427          6,338       5,831
                             ---------   ---------      ---------   ---------

Net income                   $   6,630   $   5,362      $  11,221   $   9,120
                             =========   =========      =========   =========

Net income per share         $     .41   $     .34      $     .70   $     .57
                             =========   =========      =========   =========
Dividends declared per
 share                       $    .135   $     .12      $    .135   $     .12
                             =========   =========      =========   =========

Weighted average shares
 outstanding                    15,998      15,917         15,971      15,920
                             =========   =========      =========   =========


[FN]

             See Notes to Condensed Consolidated Financial Statements


                THE CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                -----------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
            (unaudited, in thousands, except share and per share amounts)
                                                June 30          December 31
                                                   1997                 1996
                                           ------------          -----------
                                   ASSETS
                                   ------
Current assets:
       Cash and equivalents                  $   46,190           $   31,522
       Short-term investments                     7,095                6,469
       Trade receivables, less allowance
        for doubtful accounts (1997, $5,509;
        1996, $4,970)                           192,114              196,070
       Other receivables                          6,127                5,616
       Other current assets                       8,778                8,993
                                             ----------           ----------
             Total current assets               260,304              248,670

Property                                        139,603              139,513
       Less accumulated depreciation            (63,130)             (62,171)
                                             ----------           ----------
             Property-net                        76,473               77,342

Marketable securities                             4,002                7,799
Investments in unconsolidated affiliates         36,859               34,489
Goodwill and other assets                        24,673               25,030
                                             ----------           ----------
Total assets                                 $  402,311           $  393,330
                                             ==========           ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Notes payable to banks                $    3,577           $    7,731
       Trade payables                           125,486              134,272
       Accrued salaries and related costs        11,162               11,723
       Income taxes payable                       7,533                6,082
       Other liabilities                         14,967               17,196
                                             ----------           ----------
             Total current liabilities          162,725              177,004

Deferred income taxes                             6,770                5,619
Long-term notes payable                          38,337               28,963
Commitments and contingencies                      -                    -

Stockholders' equity:
       Preferred stock, $1 par: shares
        authorized, 1,000,000                      -                    -
       Common stock, $1 par: shares
        authorized, 40,000,000; Shares
        issued and outstanding: June 30, 1997,
        16,578,113; December 31, 1996,
        16,392,848                               26,069               22,627
       Treasury Stock, at cost: June 30,1997
        and December 31,1996, 500,000 shares     (8,947)              (8,947)
       Retained earnings                        184,483              173,224
       Unrealized change in value of
        marketable securities                      (100)                (407)
       Cumulative translation adjustments        (7,026)              (4,753)
                                             ----------           ----------
             Total stockholders' equity         194,479              181,744
                                             ----------           ----------
Total liabilities and stockholders' equity   $  402,311           $  393,330
                                             ==========           ==========


[FN]

              See Notes to Condensed Consolidated Financial Statements


                THE CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                -----------------------------------------------------

                CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                           (unaudited, in thousands)

                                                      Six Months Ended
                                                          June 30
                                                 --------------------------
                                                      1997        1996
                                                      ----        ----
Operating activities:
     Net income                                     $ 11,221    $  9,120
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                 5,796       5,276
         Gains on sales of assets                       (629)       (399)
         Deferred income taxes                           948        (456)
         Equity in earnings of affiliates             (1,862)       (491)
         Net effect of changes in working
          capital                                     (2,376)      6,118
                                                    --------    --------
Net cash provided by operating activities             13,098      19,168
                                                    --------    --------
Investing activities:
         Capital expenditures                         (6,019)     (6,307)
         Proceeds from sales of marketable
          securities                                   3,759      14,632
         Proceeds from sales of fixed assets           1,135       2,071
         Acquisitions of businesses                   (1,776)    (10,350)
         Other                                          (326)       (379)
                                                    --------    --------
Net cash used in investing activities                 (3,227)       (333)

Financing activities:
         Issuance/(repayment) of  notes
          payable - net                                5,220     (14,650)
         Payments of dividends                        (2,225)     (1,768)
         Purchases of treasury stock                    -         (1,693)
         Proceeds from exercise of stock options       2,451         675
                                                    --------    --------
Net cash provided/(used) by financing activities       5,446     (17,436)
                                                    --------    --------

Effect of exchange rate changes on cash                 (649)       (347)
                                                    --------    --------
Increase in cash and equivalents                      14,668       1,052
Cash and equivalents at beginning of period           31,522      22,439
                                                    --------    --------
Cash and equivalents at end of period               $ 46,190    $ 23,491
                                                    ========    ========


[FN]

           See Notes to Condensed Consolidated Financial Statements

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               ----------------------------------------------------
                                   (unaudited)


Note 1 - General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Circle International Group, Inc. (the Company, formerly known as the Harper Group, Inc.) 1996 Annual Report to Stockholders incorporated by reference in the Company's 1996 Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q.

Certain 1996 amounts have been reclassified to conform with the 1997 presentation.


Note 2 - Federal Tax Litigation

The Company has been in discussions with the Internal Revenue Service with respect to federal income tax refunds relating to prior year income tax returns involving approximately $9.0 million of tax. Tentative agreements have been made on specific issues which would produce a tax refund of $5.6 million. Any differences between the recoveries expected by the Company and the actual tax refund received will be offset by interest receivable from the Internal Revenue Service. It is expected that the tentative agreements will be finalized by the third quarter of 1997.

The Internal Revenue Service originally issued a notice of deficiency with respect to the years 1988 and 1989 proposing an aggregate liability of approximately $9.9 million. The Company has agreed with some adjustments and filed a protest with respect to the remaining unagreed issues. The matter has been pending before the Internal Revenue Service Appeals Office. Settlement negotiations with the Internal Revenue Service have recently been concluded with respect to this matter. Under the terms of the proposed settlement, the Company has agreed to adjustments that would result in a net deficiency in tax of $270,000. This net deficiency will be offset by the refund resulting from the settlement with respect to the years 1986 and 1987 as described below. Final settlement of this matter is being held in abeyance pending resolution of the Company's refund proposals arising out of its 1992 write-offs and prior period adjustments.

The Internal Revenue Service originally issued a notice of deficiency with respect to the years 1986 and 1987 proposing an aggregate liability of approximately $7.9 million. The Company subsequently filed a petition in the U. S. Tax Court contesting all of the asserted deficiency, and made a partial payment of tax. Settlement negotiations with the Internal Revenue Service have been concluded with respect to this matter. Under the terms of the proposed settlement, adjusted recently by carrybacks from the year 1988, the Company would be entitled to receive a net refund in tax of approximately $500,000. Final settlement of this matter is being held in abeyance pending resolution of the Company's refund proposals arising out of its 1992 write-offs and prior period adjustments.

Note 3 - Business Segment Information

The Company operates in the international freight forwarding industry, which encompasses air freight forwarding, customs brokerage and other value added logistics services, as well as ocean freight forwarding. Certain information regarding the Company's operations by region is summarized as follows:


                         Europe &                              Elimi-   Consol-
              Americas  Middle East  Asia Pacific  Corporate  nations   idated
              --------  -----------  ------------  ---------  -------   -------
                                       (in thousands)
Three months ended June 30, 1997:
Revenue from
customers     $  87,922   $  35,989    $  37,918    $      0  $     0  $ 161,829
Transfers
between
regions           1,612       1,127        1,994           0   (4,733)         0
              ---------   ---------    ---------    --------  -------  ---------
Total revenue $  89,534   $  37,116    $  39,912    $      0  $(4,733) $ 161,829
              =========   =========    =========    ========  =======  =========
Net revenue   $  34,930   $  17,690    $  12,250    $      0  $     0  $  64,870
              =========   =========    =========    ========  =======  =========
Income (loss)
from
operations    $   5,713   $   3,111    $   2,383    $ (2,377) $     0  $   8,830
              =========   =========    =========    ========  =======  =========

Three months ended June 30, 1996:
Revenue from
customers     $  83,889   $  37,058    $  25,229    $      0  $     0  $ 146,176
Transfers
between
regions           1,232         762        1,127           0   (3,121)         0
              ---------   ---------    ---------    --------  -------  ---------
Total revenue $  85,121   $  37,820    $  26,356    $      0  $(3,121) $ 146,176
              =========   =========    =========    ========  =======  =========
Net revenue   $  32,808   $  17,431    $  10,097    $      0  $     0  $  60,336
              =========   =========    =========    ========  =======  =========
Income (loss)
from
operations    $   5,343   $   2,742    $   1,742    $ (2,218) $     0  $   7,609
              =========   =========    =========    ========  =======  =========

Six months ended June 30, 1997:
Revenue from
customers     $ 180,925   $  67,696    $  68,660    $      0  $     0  $ 317,281
Transfers
between
regions           3,462       2,263        3,394           0   (9,119)         0
              ---------   ---------    ---------    --------  -------  ---------
Total revenue $ 184,387   $  69,959    $  72,054    $      0  $(9,119) $ 317,281
              =========   =========    =========    ========  =======  =========
Net revenue   $  69,319   $  34,294    $  22,923    $      0  $     0  $ 126,536
              =========   =========    =========    ========  =======  =========
Income (loss)
from
operations    $   9,204   $   5,114    $   4,102    $ (3,680) $     0  $  14,740
              =========   =========    =========    ========  =======  =========

Six  months ended June 30, 1996:
Revenue from
customers     $ 162,206   $  67,225    $  49,191    $      0  $     0  $ 278,622
Transfers
between
regions           2,351       1,509        2,272           0   (6,132)         0
              ---------   ---------    ---------    --------  -------  ---------
Total revenue $ 164,557   $  68,734    $  51,463    $      0  $(6,132) $ 278,622
              =========   =========    =========    ========  =======  =========
Net revenue   $  62,227   $  33,728    $  19,273    $      0  $     0  $ 115,228
              =========   =========    =========    ========  =======  =========
Income (loss)
from
operations    $  8,252    $   4,728    $   3,017    $ (3,510) $     0  $  12,487
              ========    =========    =========    ========  =======  =========


Revenue from transfers between regions represents approximate amounts that would be charged if the services were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue. Regional income (loss) from operations excludes overhead charges.

Prior period amounts have been reclassified to conform to the 1997 presentation due to the realignment of geographic regions to correspond to a management reorganization and the transfer of certain corporate overhead expenses being recognized as part of local operating expenses effective January 1, 1997.

Note 4 - New Accounting Standards

In February 1997, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings Per Share", which specifies the computation for dilutive earnings per share (EPS) and requires dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS No. 128 will not have a material effect on the Company's EPS. The proforma effect of computing basic and diluted EPS does not differ from the EPS presently stated.

In June 1997, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130) "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income. Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 will be effective for the Company beginning in 1998 and will not have an effect on the Company's net income.

In June 1997, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131) "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments, products and services, geographic areas, and major customers. SFAS No. 131 will be effective for the Company beginning in 1998 and will not have an effect on the Company's net income.

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


                              Three Months Ended                Six Months Ended
                                   June 30                          June 30
                            ----------------------            --------------------
                              1997           1996               1997         1996
                              ----           ----               ----         ----
                                           (dollars in thousands)
Revenue
-------

Air freight forwarding   $ 102,835  64%  $  91,548  62%   $ 202,208  64%  $ 174,683  63%

Ocean freight forwarding    27,240  17%     25,829  18%      54,244  17%     49,841  18%

Customs brokerage and
  other                     31,754  19%     28,799  20%      60,829  19%     54,098  19%
                         --------------  --------------   --------------  --------------

                         $ 161,829 100%  $ 146,176 100%   $ 317,281 100%  $ 278,622 100%
                         ==============  ==============   ==============  ==============
Net Revenue
-----------

Air freight forwarding   $  24,034  37%  $  22,975  38%   $  47,602  38%  $  44,612  39%

Ocean freight forwarding     9,082  14%      8,562  14%      18,105  14%     16,518  14%

Customs brokerage and
  other                     31,754  49%     28,799  48%      60,829  48%     54,098  47%
                         --------------  --------------   --------------  --------------

                         $  64,870 100%  $  60,336 100%   $ 126,536 100%  $ 115,228 100%
                         ==============  ==============   ==============  ==============


Results of Operations
---------------------

Three Months ended June 30, 1997 Vs 1996:

Revenue increased in 1997 by 11% to $161.8 million from $146.2 million reported in 1996. Net revenue, which represents the gross profit of the transportation business, was up 8% to $64.9 million compared to $60.3 million in the second quarter of 1996. Net income rose 24% to $6.6 million as compared to $5.4 million in the first three months of 1996.

Air freight revenue increased 12% or $11.3 million over the prior year with significant growth from the Asian operations. The improvement was primarily contributed by the increased number of consolidation export shipments. However, the strong results were partially offset by an economic slow down in the Europe and Middle

East region and lower direct agency shipments. The airfreight net revenue grew 5% from the same period in 1996.

Ocean freight revenue increased by 5% or $1.4 million over the prior year while net ocean revenue increased by 6% or $0.5 million. This is a result of higher volume and the increased number of shipments in North America, Europe and the Middle East.

Customs brokerage and other revenue increased 10% or $3.0 million over 1996 with growth in all geographic regions, but especially in the Asia Pacific region. Other revenue includes warehousing and distribution and value added logistics services. This service line continues to grow as companies see the benefit of outsourcing their logistics functions to third party experts. The higher revenue reflects the Company's continued effort to expand logistics services to meet customer needs.

Salaries and related costs increased as a result of an increase in the number of employees hired to serve new customers and to handle the business growth, however these costs declined as a percentage of net revenue due to stringent headcount and cost controls.

Operating, selling and administrative expenses increased partly due to an increase in occupancy costs related to additional leased and owned warehousing and distribution facilities. There were also higher communication and data processing costs as transactions volume grew.

Other income-net increased 19% from prior year as a result higher equity earnings were reported by our unconsolidated affiliates. The improvement was offset by lower interest income-net due to the sale of marketable securities during 1996 and additional debt incurred in the third quarter of 1996 to acquire 40% of TDS Logistics, Inc. In addition, there was higher minority partner shares of earnings in our consolidated joint ventures due to higher joint venture earnings and our new joint venture in Thailand.

The effective tax rate for the year was estimated given the geographic mix of our income and the progress made on the prior years open issues with the Internal Revenue Service. Accordingly, a lower second quarter effective tax rate resulted in an overall six months rate of 36%.

Six Months ended June 30, 1997 Vs 1996:

Gross revenue increased in 1997 by 14% to $317.3 million from $278.6 million reported in the same period of 1996. Net revenue was up 10% or $11.3 million to $126.5 million, while net income rose 23% or $2.1 million to $11.2 million as compared to $9.1 million in the first six months of 1996.

Air freight forwarding revenue rose 16%, primarily in Asia Pacific and North America. Increases were due to higher volumes and increased number of consolidation export shipments, offset in part by the down turn in the Europe region and lower direct agency shipments. Intense competition continues to reduce airfreight yield margin in certain key trade lanes. As a result, net revenue only grew by 7% or $3.0 million to $47.6 million.

Ocean revenue increased by 9% or $4.4 million to $54.2 million compared to prior year, while net ocean revenue was up 10% or $1.6 million. The growth is contributed by higher volume and the increase in the number of shipments across all regions.

Customs brokerage and other revenue was up 12% or $6.7 million as a result of an increase in the number of customs entries as well as an increase in warehousing and distribution, and other revenues in all regions.

Salaries and related costs increased as a result of an increase in the number of employees primarily due to increased business, but declined as a percentage of net revenue.

Operating, selling and administrative expenses increased as a result of costs related to processing higher transaction volumes and increases in occupancy expense on additional leased and owned facilities.

Other income-net increased 14% due to strong earnings from our unconsolidated affiliates. The growth was offset by higher minority partner shares of earnings in our consolidated joint ventures as well as lower interest income-net as described above.

Liquidity and Capital Resources
-------------------------------

Capital expenditures for the Company for the six months ended June 30, 1997 were $6.0 million. Capital expenditures for the year are expected to be comparable to 1996, depending on lease vs. buy opportunities.

The Company sold buildings and generated proceeds of approximately $1.1 million for the six months ended June 30, 1997.

The Company sold marketable securities and generated proceeds of approximately $3.8 million for the six months ended June 30, 1997.

Working capital for the Company for the six months ended June 30, 1997 increased by approximately $5.0 million due to timing of the discounting of bills of exchange from customers of Circle Trade Services Limited, a wholly-owned subsidiary of the Company.

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

II.  OTHER INFORMATION
----------------------

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 The annual meeting of shareholders was held on May 13, 1997. Ray C. Robinson, Jr., John M. Kaiser and John M. Lillie were elected as directors, as tabulated below.

                                                           Against or
                                           For              Withheld
                                           ---             ----------
Election of Directors
Ray C. Robinson, Jr.                   14,807,520            98,428
John M. Kaiser                         14,819,707            86,241
John M. Lillie                         14,819,507            86,441

In addition, Peter Gibert, Wesley J. Fastiff, Edwin J. Holman and
Frank J. Wezniak will continue as directors.

Additionally, the voting results of a proposal to amend the Company's Certificate of Incorporation to change the Company's name to Circle International Group, Inc. were as follows:

                                                    Against or
                                           For       Withheld       Abstentions
                                           ---      ----------      -----------

Amendment of the Certificate of
Incorporation to change the
Company's name.                        14,836,388      31,750          37,810


        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits:

                      Exhibit 27, Financial Data Schedule,

                 (b)  Form 8-K:

                      No reports on Form 8-K were filed during the three months ended June 30, 1997.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE CIRCLE INTERNATIONAL GROUP, INC.
                                          ------------------------------------
                                                        Registrant



Dated:  August 13, 1997



                                          /S/     Peter Gibert
                                          --------------------------------
                                          Peter Gibert, President and
                                           Chief Executive Officer




                                          /S/     Robert J. Diaz
                                          --------------------------------
                                          Robert J. Diaz, Senior Vice President
                                           and Chief Financial Officer