Form 10-Q
period 1997-09-30
HARPER GROUP INC /DE/
filed 1997-11-14
CIK 45674

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly period ended September 30, 1997

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

At November 14, 1997 the number of shares outstanding of the registrant's common stock was 16,197,933.

                           TABLE OF CONTENTS
                           -----------------


Part I.     Financial Information                                  Page
------      ---------------------                                  ----

            Item 1.     Financial Statements:
            ------

                        Condensed Consolidated Income Statements
                        for the three and nine months ended
                        September 30, 1997 and 1996                 3

                        Condensed Consolidated Balance Sheets,
                        September 30, 1997 and December 31, 1996    4

                        Condensed Consolidated Statements of
                        Cash Flows for the nine months ended
                        September 30, 1997 and 1996                 5

                        Notes to Condensed Consolidated Financial
                        Statements                                  6

            Item 2.     Management's Discussion and Analysis of
            ------      Financial Condition and Results
                        of Operations                               9

Part II.    Other Information
-------     -----------------

            Item 6.     Exhibits and Reports on Form 8-K           12
            ------

I. FINANCIAL INFORMATION
------------------------

      ITEM 1. FINANCIAL STATEMENTS


         THE CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
         -----------------------------------------------------


                CONDENSED CONSOLIDATED INCOME STATEMENTS
          (unaudited, in thousands, except per share amounts)


                             Three Months Ended          Nine Months Ended
                                 September 30              September 30
                                 ------------              ------------

                                 1997          1996           1997          1996
                               ------        ------         ------        ------
Revenue                     $ 169,564     $ 155,498      $ 486,845     $ 434,120

Freight consolidation
  costs                       103,670        91,435        294,415       254,829

                            ---------     ---------      ---------     ---------

Net revenue                    65,894        64,063        192,430       179,291
                            ---------     ---------      ---------     ---------

Other costs and expenses:

  Salaries and related         33,794        33,918        100,733        97,565
  Operating, selling and
  administrative               23,274        21,547         68,131        60,641
                            ---------     ---------      ---------     ---------

  Total other costs and
    expenses                   57,068        55,465        168,864       158,206
                            ---------     ---------      ---------     ---------

Income from operations          8,826         8,598         23,566        21,085

Other income/(expense):
Interest, net                     363           339            305         1,403

Income from affiliates          1,525           428          3,926         1,084

Other, net                        296           192            772           936
                            ---------     ---------      ---------     ---------

Total other income/(expense)    2,184           959          5,003         3,423

Income before taxes
  on income                    11,010         9,557         28,569        24,508

Taxes on income                 3,958         3,629         10,296         9,460
                            ---------     ---------      ---------     ---------

Net income                    $ 7,052       $ 5,928       $ 18,273      $ 15,048
                            =========     =========      =========     =========

Net income per share            $ .44         $ .37         $ 1.14         $ .95
                            =========     =========      =========     =========

Dividends declared
  per share                     $  -           $ -         $ . 135         $ .12
                            =========     =========      =========     =========

Weighted average shares
  outstanding                  16,090        15,879         16,011        15,904
                            =========     =========      =========     =========

[FN]


        See Notes to Condensed Consolidated Financial Statements


         THE CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
         -----------------------------------------------------

                 CONDENSED CONSOLIDATED BALANCE SHEETS
     (unaudited, in thousands, except share and per share amounts)

                                             September 30            December 31
                                                     1997                   1996
                                           --------------          -------------


                                ASSETS
                                ------

Current assets:
      Cash and equivalents                       $ 37,572             $   31,522
      Short-term investments                       13,893                  6,469
      Trade receivables, less allowance
        for doubtful accounts (1997,$6,903;
        1996, $4,970)                             187,645                196,070
      Other receivables                             5,878                  5,616
      Other current assets                         12,089                  8,993
                                           --------------          -------------

            Total current assets                  257,077                248,670


Property                                          138,709                139,513
      Less accumulated depreciation              (63,833)               (62,171)
                                           --------------          -------------
            Property-net                           74,876                 77,342

Marketable securities
  available for sale                                1,067                  7,799
Investments in unconsolidated
  affiliates                                       38,384                 34,489
Goodwill and other assets                          23,810                 25,030
                                           --------------          -------------
Total assets                                    $ 395,214             $  393,330
                                           ==============          =============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
      Notes payable to banks                      $ 2,906                $ 7,731
      Trade payables                              129,155                134,272
      Accrued salaries and related costs           10,559                 11,723
      Income taxes payable                          4,620                  6,082
      Other liabilities                            15,118                 17,196
                                           --------------          -------------
            Total current liabilities             162,358                177,004

Deferred income taxes                              12,764                  5,619
Long-term notes payable                            23,045                 28,963
Commitments and contingencies                        -                      -

Stockholders' equity:
      Preferred stock, $1 par: shares
        authorized, 1,000,000;
      None issued or outstanding
      Common stock, $1 par: shares
        authorized, 40,000,000;
      Shares issued and outstanding:
        September 30, 1997, 16,179,058;
        December 31, 1996, 16,392,848               27,292                22,627
      Treasury Stock, at cost:
        December 31,1996, 500,000 shares              -                  (8,947)
      Retained earnings                            181,137               173,224
      Unrealized change in value of
        marketable securities                         (22)                 (407)
      Cumulative translation adjustments          (11,360)               (4,753)
                                            --------------         -------------
            Total stockholders' equity             197,047               181,744
                                            --------------         -------------
Total liabilities and stockholders' equity       $ 395,214             $ 393,330
                                            ==============         =============

        See Notes to Condensed Consolidated Financial Statements



[FN]

         THE CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (unaudited, in thousands)



                                                        Nine Months Ended
                                                           September 30
                                                  ------------------------------
                                                      1997              1996
                                                   ----------        ----------
Operating activities:
      Net income                                       18,273          $ 15,048
      Adjustments to reconcile net income to
      net cash provided by operating activities:
            Depreciation and amortization               8,873             8,114
            Gains on sales of assets                    (684)             (473)
            Deferred income taxes                       6,896             (752)
            Equity in earnings of affiliates          (3,293)             (305)
            Net effect of changes in working
             capital                                    1,040             1,466
                                                   ----------        ----------
Net cash provided by operating activities              31,105            23,098
                                                   ----------        ----------
Investing activities:
            Capital expenditures                     (10,233)          (15,389)
            Proceeds from sales of marketable
             securities available for sale              6,660            29,225
            Proceeds from sales/(purchases) of
             short term investments, net              (6,926)             9,725
            Proceeds from sales of fixed assets         1,461             2,179
            Acquisitions of businesses                (1,942)          (41,267)
            Other                                        (62)             (232)
                                                   ----------        ----------
Net cash used in investing activities                (11,042)          (15,759)

Financing activities:
      Repayment of long term notes payable - net      (5,918)             (820)
      Increase/(decrease) in notes payable to banks   (4,825)            13,373
      Payments of dividends                           (4,399)           (3,729)
      Purchases of treasury stock                        -              (3,353)
      Proceeds from exercise of stock options           4,161             1,007
                                                   ----------        ----------
Net cash provided/(used) by financing activities     (10,981)             6,478

Effect of exchange rate changes on cash               (3,032)             (385)
                                                   ----------        ----------
Increase in cash and equivalents                        6,050            13,432
Cash and equivalents at beginning of period            31,522            22,439
                                                   ----------        ----------
Cash and equivalents at end of period                $ 37,572          $ 35,871
                                                   ==========        ==========



[FN]

        See Notes to Condensed Consolidated Financial Statements

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------
                              (unaudited)


Note 1 - General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments
(which include only normal recurring accruals) necessary to present fairly the financial position as of September 30,1997 and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Circle International Group, Inc. 1996 Annual Report to Stockholders incorporated by reference in the Company's 1996 Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q.

Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


Note 2 - Federal Tax Litigation

The Company has been in discussions with the Internal Revenue Service with respect to federal income tax refunds relating to 1992 write-offs and prior period adjustments. All agreements with regard to these refunds have been finalized. The Company has received an initial income tax refund of $4.0 million related to 1992 and will receive further refunds related to other years. Any differences between the recoveries expected by the Company and the actual tax refund received will be offset by interest receivable from the Internal Revenue Service.

The Internal Revenue Service originally issued a notice of proposed deficiency with respect to the years 1988 and 1989 in the amount of $9.9 million. The Company agreed with some adjustments and filed a protest with respect to the remaining unagreed issues. Settlement negotiations with the Internal Revenue Service appeals office were concluded earlier this year and the Company agreed to adjustments that would result in a net deficiency in tax of $0.2 million. The refund resulting from the settlement with respect to the years 1986 and 1987 as described below will offset this deficiency. Final settlement of this matter is anticipated during the fourth quarter of 1997.

The Internal Revenue Service originally issued a notice of proposed deficiency with respect to the years 1986 and 1987 in the amount of $7.9 million. The Company subsequently filed a petition in the U. S. Tax Court contesting all of the asserted deficiency, and made a partial payment of tax. Although settlement negotiations were concluded, the matter was being held in abeyance pending the resolution of the Company's refund proposal arising out of its 1992 write-offs and prior period adjustments. Since these issues have now been finalized, the Company has petitioned the court for a final settlement. The Company is entitled to receive a net refund of $0.5 million that will be offset by the deficiency resulting from the settlement with respect to the years 1988 and 1989 as described above. It is expected that this refund will be received in the fourth quarter of 1997.

Note 3 - Business Segment Information

The Company operates in the international logistics industry, which encompasses air freight forwarding, ocean freight forwarding, customs brokerage and other value added logistics services. Certain information regarding the Company's operations by region is summarized as follows:



                              Europe &                             Elimi-    Consol-
                Americas   Middle East   Asia Pacific  Corporate  nations     idated
                --------   -----------   ------------  ---------  -------   --------
                             (in thousands)

Three months ended September 30, 1997:
Revenue from
customers       $ 91,191      $ 35,686     $   42,687   $      0 $      0  $ 169,564
Transfers
between
regions            2,618           948          2,173          0  (5,739)          0
                --------   -----------   ------------  ---------  -------   --------
Total revenue   $ 93,809      $ 36,634     $   44,860   $      0 $(5,739)  $ 169,564
                ========   ===========   ============  =========  =======   ========
Net revenue     $ 35,846      $ 17,524     $   12,524   $      0 $      0  $  65,894
                ========   ===========   ============  =========  =======   ========
Income (loss) from
operations      $  5,859      $  2,230     $    2,531   $(1,794) $      0  $   8,826
                ========   ===========   ============  =========  =======   ========

Three months ended September 30, 1996:
Revenue from
customers       $ 92,999      $ 33,836     $   28,663   $      0 $      0  $ 155,498
Transfers
between
regions            1,911           829          1,307          0  (4,047)          0
                --------   -----------   ------------  ---------  -------   --------
Total revenue   $ 94,910      $ 34,665     $   29,970   $      0 $(4,047)  $ 155,498
                ========   ===========   ============  =========  =======   ========
Net revenue     $ 35,691      $ 17,455     $   10,917   $      0 $      0  $  64,063
                ========   ===========   ============  =========  =======   ========
Income (loss)
from operations $  4,529      $  2,784     $    2,254   $  (969) $      0  $   8,598
                ========   ===========   ============  =========  =======   ========

Nine months ended September 30, 1997:
Revenue from
customers       $272,116      $103,382     $  111,347   $      0 $      0  $ 486,845
Transfers
between
regions            6,080         3,211          5,567          0  (14,858)         0
                --------   -----------   ------------  ---------  -------   --------
Total revenue   $278,196      $106,593     $  116,914   $      0 $(14,858) $ 486,845
                ========   ===========   ============  =========  =======   ========
Net revenue     $105,165      $ 51,818     $   35,447   $      0 $      0  $ 192,430
                ========   ===========   ============  =========  =======   ========
Income (loss)
from operations $ 15,063      $  7,344     $    6,633   $(5,474) $      0  $  23,566
                ========   ===========   ============  =========  =======   ========

Nine months ended September 30, 1996:
Revenue from
customers       $255,205      $101,061     $   77,854   $      0 $      0  $ 434,120
Transfers
between
regions            4,262         2,338          3,579          0 (10,179)          0
                --------   -----------   ------------  ---------  -------   --------
Total revenue  $ 259,467      $103,399     $   81,433   $      0 $(10,179) $ 434,120
                ========   ===========   ============  =========  =======   ========
Net revenue    $  97,918      $ 51,183     $   30,190   $      0 $      0  $ 179,291
                ========   ===========   ============  =========  =======   ========
Income (loss)
from operations$  12,781      $  7,512     $    5,271   $(4,479) $      0  $  21,085
                ========   ===========   ============  =========  =======   ========


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

Note 4 - New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128
(SFAS No. 128) Earnings Per Share, which specifies the computations for basic and fully dilutive earnings per share (EPS) and requires dual presentation of basic and diluted EPS on the face of the income statement. SFAS
No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS No. 128 will not have a material effect on the Company's EPS. The pro forma effect of computing basic and diluted EPS does not differ materially from the EPS presently stated.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130
(SFAS No. 130) Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and No. 131 (SFAS No. 131) Disclosures about Segments of an Enterprise, which established annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Note 5   Retirement of Treasury Stock

In July 1997, the Company's Board of Directors retired all 500,000 shares of common stock held as treasury stock with these shares returned to the status of authorized but unissued shares. As a result, the $8.9 million value assigned to treasury stock has been eliminated with a corresponding decrease in common stock and retained earnings.

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



                              Three Months Ended             Nine Months Ended
                                 September 30                   September 30
                         ---------------------------   ---------------------------
                               1997           1996          1997            1996
                               ----           ----          ----            ----
                                            (dollars in thousands)
Revenue
-------

Air freight forwarding     $110,925  65%  $ 99,544  64%  $313,133  64% $274,227 63%

Ocean freight forwarding     27,202  16%    25,707  17%    81,446  17%   75,548 18%

Customs brokerage and other  31,437  19%    30,247  19%    92,266  19%   84,345 19%
                           -------------  ------------- -------------- -------------
                           $169,564 100%  $155,498 100%  $486,845 100% $434,120 100%
                           =============  ============= ============== =============

Net Revenue

Air freight forwarding     $ 25,012  38%  $ 24,832  39% $ 72,614   38% $ 69,444 39%

Ocean freight forwarding      9,445  14%     8,984  14%   27,550   14%   25,502 14%

Customs brokerage and other  31,437  48%    30,247  47%   92,266   48%   84,345 47%
                           -------------  ------------- -------------- -------------

                           $ 65,894 100%  $ 64,063 100% $192,430  100% $179,291 100%
                           =============  ============= ============== =============


Results of Operations
---------------------

Three Months ended September 30, 1997 Vs 1996:

Revenue increased in 1997 by 9% to $169.6 million from $155.5 million reported in 1996. Net revenue, which represents revenue less freight consolidation costs, was up 3% to $65.9 million compared to $64.1 million in the third quarter of 1996. The increase in net revenue for the quarter included a negative foreign exchange effect of approximately $2.1 million or 3% resulting from a stronger U.S. Dollar when converting foreign currency net revenues into U.S. Dollars for financial reporting purposes. Net income rose 19% to $7.1 million as compared to $5.9 million in the three months of 1996.

Air freight revenue increased 11% or $11.4 million over the prior year with growth from the Asian operations and from the Europe and Middle East region. The increased number of consolidation export shipments and total weight shipped primarily contributed to the improvement. However, the strong results were offset by lower direct agency shipments and by one-time projects handled in the U. S. operation in the third quarter of 1996 for an international automotive launch and transportation moves for the Atlanta Olympic Games. Because of these projects and continued competitive pressure on yields, the air freight net revenue grew only 1% from the same period in 1996.

Ocean freight revenue increased by 6% or $1.5 million over the prior year while ocean net revenue increased by 5% or $0.5 million.
This is a result of higher volume and the increased number of shipments in North and Latin America, Europe and the Middle East.

Customs brokerage and other revenue increased 4% or $1.2 million over 1996 with growth in the number of entries handled across all geographic regions. In 1996, the U.S. operation was the exclusive customs broker for the Atlanta Olympic Games. This had a positive effect on 1996 results which impacts the 1997 quarter to quarter comparison. Other revenue includes warehousing and distribution and value added logistics services. This service line continues to grow as companies see the benefit of outsourcing their logistics functions to third party experts. The higher revenue reflects the Company's expansion of logistics services to meet customer needs.

Salaries and related costs were basically unchanged. After isolating the 1996 costs associated with the support of the projects in the U. S. operation, salaries and related costs did increase slightly as a result of an increase in the number of employees hired to serve new customers and to handle business growth. However, these costs declined as a percentage of net revenue due to headcount and cost controls.

Operating, selling and administrative expenses increased mainly due to an increase in occupancy costs and depreciation related to additional leased and owned warehousing and distribution facilities.

Total other income increased 128% from prior year mainly as a result of higher equity earnings reported by our unconsolidated affiliates.

The effective income tax rate was 36% as compared to 38% for the same period in 1996. The effective tax rate for the year was estimated based on the geographic mix of our income. The income tax rate decrease is principally due to the 80% exclusion from U.S. tax of dividends expected from minority investments.

Nine Months ended September 30, 1997 Vs 1996:

Gross revenue increased in 1997 by 12% to $486.8 million from $434.1 million reported in the same period of 1996. Net revenue was up 7% or $13.1 million to $192.4 million. The net revenue increase included a negative impact from foreign exchange of approximately $3.5 million resulting from converting foreign currency into U.S. Dollars for financial reporting purposes. Net income rose 21% or $3.2 million to $18.3 million as compared to $15.0 million in the nine months of 1996.

Air freight forwarding revenue rose 14%, primarily in Asia Pacific and North America. Increases were due to higher volumes and increased number of consolidation export shipments, offset in part by lower direct agency shipments. Intense competition continues to put pressure on airfreight yields. As discussed above, one-time projects handled by the U. S. operation in 1996 negatively impacted the 1997 growth comparison. Due to these factors, net revenue only grew by 5% or $3.2 million to $72.6 million.

Ocean revenue increased by 8% or $5.9 million to $81.4 million compared to prior year, while net ocean revenue was up 8% or $2.0 million. Higher volume and the increase in the number of shipments contributed to the growth.

Customs brokerage and other revenue was up 9% or $7.9 million as a result of an increase in the number of customs entries as well as an increase in warehousing and distribution in all regions. The nine months of 1996 benefited from the Company's appointment as the official customs broker for the Atlanta Olympic Games.


Salaries and related costs increased as a result of an increase in the number of employees primarily due to increased business, but declined as a percentage of net revenue due to cost controls and productivity initiatives.

Operating, selling and administrative expenses increased as a result of costs related to processing higher transaction volumes and increases in occupancy expense on additional leased and owned facilities.

Total other income increased 46% due to strong earnings from our unconsolidated affiliates. The growth was offset by higher minority partner shares of earnings in our consolidated joint ventures as well as lower interest income-net due to the sale of marketable securities during 1996 and additional debt incurred in the third quarter of 1996 to acquire 40% of TDS Logistics, Inc.

Liquidity and Capital Resources
-------------------------------

For the nine months ended September 30, 1997, the Company received $6.2 million in tax refunds and accrued interest from the Internal Revenue Service relating to the 1992 write-offs and prior period adjustments audit and finalization of an excise tax claim.

Capital expenditures for the Company for the nine months ended
September 30, 1997 were $10.2 million, down from $15.4 million for the same period a year ago. Capital expenditures for the year are expected to be no more than $15.0 million, depending on lease vs. buy opportunities.

The Company generated proceeds of $1.5 million from the sale of buildings and other fixed assets for the nine months ended
September 30, 1997.

The Company used cash to repay borrowings through long term notes payable by $5.9 million and reduce short term notes payable to banks by $4.8 million for the nine months ended
September 30, 1997.

The semi-annual dividend of $0.12 per share declared in December 1996 was paid in the first quarter of 1997 for a total of $1.9 million. The Board of Directors authorized an increase in the semi-annual cash dividend from $0.12 to $0.135 per share on June 30, 1997. The dividend of $2.2 million was paid on September 15 to shareholders of record on August 15, 1997. Total dividends paid, including amounts to minority interest shareholders, for the nine months ended September 30, 1997 were $4.4 million.

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



II.  OTHER INFORMATION
----------------------

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits:

                    Exhibit 27, Financial Data Schedule,

                (b) Form 8-K:

                    No reports on Form 8-K were filed during the three months ended September 30, 1997.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CIRCLE INTERNATIONAL GROUP, INC.
                                         -------------------------------
                                                    Registrant




Dated:  November 14, 1997



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