Form 10-K
period 1997-12-31
CIRCLE INTERNATIONAL GROUP INC /DE/
filed 1998-03-30
CIK 45674

                                 1997
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1997


                     Commission File Number 0-8664

                   Circle International Group, Inc.

        (Exact name of registrant as specified in its charter)

    Delaware                                                 94-1740320
   (State  of  other jurisdiction                      (I.R.S. Employer
    of incorporation or  organization)           Identification Number)



    260 Townsend Street
    San Francisco, California                                94107-1719
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    At March 5, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $350,668,265.
    At March 5, 1998, the number of shares outstanding of registrant's Common Stock was 16,243,689.

DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement dated April 1, 1998 - Part III of this Form 10-K (Items 10, 11, 12 and 13).

                                PART I


ITEM 1  -  BUSINESS

General

    Circle International Group, Inc. (formerly known as the Harper Group, Inc.) ("the Company") is a leader in providing transportation and integrated logistics services for the international movement of goods and the furnishing of value-added information, distribution, and inventory management services to customers worldwide. The Company is principally engaged in international air and ocean freight forwarding, customs brokerage and integrated logistics. The Company provides value-added services in addition to those customarily provided by traditional air freight forwarders, ocean freight forwarders and customs brokers. These services are designed to provide global logistics solutions for customers in order to streamline their supply chain, reduce their
inventories,  improve  their  logistics  information,  enhance   their
profitability and provide them with more efficient and effective international distribution strategies.

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

    The Company's global services are supplied through its network of over 300 offices, agents and distribution centers located in over 100 countries on six continents. These facilities are linked by the Company's real-time, on-line communications network that speeds the two-way flow of shipment data and related logistics information between origins and destinations around the world. In addition to its own operations, the Company utilizes a network of overseas agents for comprehensive, global coverage of major trade centers.

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

    Effective January 1, 1994, Circle Airfreight Corporation, Inc. and Max Gruenhut International, Inc. were merged into Harper Robinson & Co., Inc., which was renamed Circle International, Inc. These domestic operating subsidiaries were unified in order to achieve economic and service efficiencies, to provide a common set of standards and procedures, and to improve the sales and marketing of the Company's integrated services. Internationally, the Company continues to operate a number of subsidiaries under the names "Circle Freight International" and "Max Gruenhut", in addition to the name "Circle International". On May 13, 1997 the Company changed its name to Circle International Group, Inc. to align its identity with that of its operating subsidiaries. Unless the context otherwise requires, references to the Company or Circle include Circle International Group, Inc. and its subsidiaries.

   Certain information regarding the Company's operations by geographic regions for the three years in the period ended December 31, 1997 is contained in Note 12 of the Notes to Consolidated Financial Statements.

   The following tables show the approximate amounts of revenue and net revenue, expressed in dollars and as a percentage, attributable to the Company's principal services during each of the three years in the period ended December 31, 1997. Revenue from air and ocean freight forwarding, where the Company acts in the capacity of a consolidator of shipments, includes all transportation charges to the customer. Revenue from air and ocean freight forwarding, where the Company acts in the capacity of a cargo agent, includes only the commissions charged to carriers and forwarding and related fees charged to customers. Revenue earned by the Company as a customs broker includes commissions and fees charged to customers for those services as well as services relating to distribution, warehousing, materials management, and other related services. Net revenue for air and ocean freight forwarding, which is the equivalent of gross profit in other industries, is determined by deducting any freight consolidation costs from freight forwarding revenue. In the opinion of management, net revenue provides a more accurate measure than revenue of the relative importance of the Company's principal services.

                                    Year Ended December 31,
                              1997            1996           1995
                              ----            ----           ----
                                         (in thousands)
Revenue:
Air freight forwarding   $432,741  65%   $375,507  63%   $346,624  64%
Ocean freight forwarding  108,530  16%    103,095  17%     93,327  17%
Customs brokerage
    and other             127,786  19%    116,831  20%    102,377  19%
                         -------------   -------------   -------------
           Total         $669,057 100%   $595,433 100%   $542,328 100%
                         =============   =============   =============


Net Revenue:
Air freight forwarding   $ 97,866  37%   $ 93,686  38%   $ 87,747  40%
Ocean freight forwarding   37,101  14%     35,101  14%     31,687  14%
Customs brokerage
    and other             127,786  49%    116,831  48%    102,377  46%
                         -------------   -------------   -------------
           Total         $262,753 100%   $245,618 100%   $221,811 100%
                         =============   =============   =============


Recent Developments

Acquisitions:
-------------

    The Company expanded its operations in 1997 by acquiring businesses in New Zealand and Kansas City, USA, entering into a joint venture in Turkey (which became operational in the first quarter of 1998), and opening offices in Hungary, China, Finland and the Czech Republic. It also purchased all of the shares of its partner in Circle Gilmex International, a Belgium company.

    In February 1997, the Company combined its owned operations in Thailand with Worldbridge International to form a new joint venture company called Circle Worldbridge International (Thailand), owned 55% by the Company. The purpose of this transaction was to increase market share in Thailand and improve the level of services offered to customers in that market.

Information Systems:
--------------------

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

    The Company is devoted to improving the automation of its services in order to support the logistics needs of its customers, increase efficiency and enhance employee productivity. The Company's information systems allow its customers to track shipments on line, produce variance reports and analyses helpful to managing their business, and provide an easy-to-use electronic mail communication system.

The Company has invested considerable effort on its EDI capabilities to allow electronic transmission of shipment documentation according to customer requirements. Additionally, the Company maintains a web-site through which customers can track airfreight shipments. The Company continues to link future development of its information systems to the specific requirements of its customers and seeks to connect its customers to its information systems and Internet tools whenever possible. New information systems initiatives include implementation of purchased integrated accounting and operational software within Europe, internally developed enhancements to the Company's global tracking systems, and assessment of new accounting and operational software for the Americas.

Year 2000:
----------

    The Company is currently engaged in an enterprise wide project to upgrade its information, accounting and operational computer software to provide a more integrated and cost effective means of conducting its business. This process involves modifying or replacing certain hardware or software. An important factor in this project is ensuring the software programs purchased or designed internally will consistently recognize the Year 2000. The Company anticipates that all hardware and software which is integral to the Company's ability to effectively operate and manage its business will be replaced, modified or upgraded by the Year 2000.

    The Company is communicating with all of its significant suppliers and large customers to determine the extent to which the Company would be vulnerable to those parties' failure to remedy their own Year 2000 issues. The Company can give no guarantees that the systems of other companies will be converted on time or that a failure to convert by another company would not have a material adverse effect on the Company.

    The Company will utilize both internal and external resources to reprogram, replace and test software. The Company anticipates completing the project not later than September 1999, which is prior to any anticipated Year 2000 impact on its operating systems. The Company is currently assessing the related overall costs and determining whether such costs will be material to its financial position, results of operations or its cash flows. Purchased hardware and software will be capitalized in accordance with normal policy.

    The costs and completion date of the project are based on management's best estimates. However, due to the interdependent nature of worldwide computer systems, both internal and external to the Company, there can be no assurances that the Company will not be adversely affected in the Year 2000.

Quality Initiatives:
--------------------

    In key global regions the Company maintains personnel focused on implementing quality initiatives to better serve customers' needs and improve internal efficiencies. In 1996 and 1997 the Company achieved ISO 9002 certification at 32 major locations within the USA, covering approximately 90% of our USA employee population. The Company has achieved ISO 9001 or 9002 certifications in many locations throughout Europe, South Africa and in the Asia-Pacific region. The Company's customers increasingly demand ISO or similar quality certification, and the Company's quality initiatives improve its ability to attract and retain business, and to identify ways to improve customer service.

Facilities:
-----------

   The Company continues to modernize and expand its facilities to meet the increased need for distribution, materials management and warehouse services. In 1997, the Company expanded its leased facilities in Singapore, China, the Philippines and the United Kingdom. The Company expanded or made improvements to several of its existing leased or owned facilities throughout the USA. In 1997, the Company entered into a built to suit lease for a 120,000 square foot facility near JFK airport in New York, which is expected to become operational in 1998. Additional new facilities are anticipated in 1998 in continuation of the Company's facilities program.

Description of Business

International Air Freight Forwarding:
-------------------------------------

    The Company believes that it is one of the largest forwarders of international air freight in the United States. The Company's air freight forwarding and related logistics services include the following: inland transportation of freight from point of origin to distribution center or the carrier's cargo terminal; warehousing; cargo assembly; export packing and vendor shipment consolidation; global freight forwarding; charter arrangement and handling; electronic transmittal of logistics documentation; electronic purchase order/shipment tracking; expedited document delivery to overseas destinations for customs clearance; and priority notification to shipper and consignee of cargo arrival. In addition, the Company continues to expand the scope of its services, including such services as logistics services for commercial and governmental projects, inventory management, EDI and cargo insurance. The Company does not own or operate aircraft, which management believes gives the Company increased flexibility to tailor its services to customer requirements.

     As a global air freight forwarder, the Company is both a consolidator of air freight shipments (an indirect air carrier) and an airline cargo agent. The following table provides certain information concerning the Company's air freight forwarding business during each of the three years ended December 31, 1997.

-----------------------------------------------------------------------
                                       Year ended December 31,
                                  1997          1996          1995
                                  ----          ----          ----
                              (in thousands, except per shipment data)
As indirect carrier:
Revenue (1)                   $ 418,544     $ 359,532     $ 328,597
Revenue net of air freight
  consolidation costs (1)     $  83,669     $  77,710     $  69,720
Number of shipments                 493           383           375
Net revenue per shipment      $     170     $     203     $     186
Weight in kilos                 169,094       137,937       133,389
Kilos per shipment                  343           360           356


As airline agent:
Revenue (1)                   $  14,197     $  15,976     $  18,027
Number of shipments                 100           106           117
Net revenue per shipment      $     142     $     151     $     154
Weight in kilos                  30,517        32,119        35,887
Kilos per shipment                  305           303           307


-----------------------------------------------------------------------

        (1) Management believes that revenue, net of air freight consolidation costs, is a better measure for comparison purposes of the above two types of air freight forwarding service offered by the Company because net revenue, like revenue earned by the Company as an airline agent, does not include the carrier's charge to the Company for carrying the shipment.


     During 1997, the Company's principal air freight forwarding customers were shippers of computer, electronic and high technology equipment, automotive products, machinery and machine parts, consumer goods, clothing, pharmaceuticals, chemicals, and aerospace equipment.

    The air freight forwarding business of the Company is not dependent on any one customer or industry. The Company provides services to global or multinational customers, as well as regional customers. No customer accounted for more than 5% of the Company's net air freight forwarding revenue in 1997.

    Indirect Air Carrier: As an indirect air carrier, the Company procures shipments from its customers, consolidates shipments bound for a particular destination, determines the routing, selects the direct carrier (an airline) with which the consolidated lot is to move and tenders each consolidated lot as a single shipment to the direct carrier for transportation to a destination. At the destination the Company or its agent receives the consolidated lot, breaks it into its component shipments and distributes the individual shipments. During 1997, the Company derived approximately 85% of its net air freight forwarding revenue from its services as an indirect air carrier.

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

     Airline Agent: As an authorized cargo sales agent of most airlines worldwide, the Company arranges for the transportation of individual shipments and receives from the airline a commission for arranging the shipment. In addition, the Company provides the shipper with ancillary services such as export documentation for which it receives a separate fee. When acting in this capacity, the Company does not consolidate shipments or have responsibility for shipments once they have been tendered to the airline. The Company conducts its agency air freight forwarding operations from the same facilities as its indirect carrier operations, and services the same regions of the world. During 1997, the Company derived approximately 15% of its air freight forwarding net revenue from its services as an airline agent.

Customs Brokerage:
------------------

   The Company functions as a customs broker with respect to entries of freight into approximately 55 major destinations in the United States and in about 250 overseas destinations through its network of offices and agents.

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

    The Company works with importers to design cost-effective import programs that utilize the Company's distribution and logistics services and computer technology. Such services include electronic document preparation, routing cargo from overseas origins to ports and airports of entry, bonded warehousing, distribution of the cleared cargo to inland locations and duty drawback. For consolidated shipments, containers are devanned, cargo is segregated according to final destination, and goods are forwarded to final destinations. In many U.S. and overseas locations, the Company's bonded warehouses enable importers to defer payment of customs duties and coordinate release of cargo with their production or distribution schedules. Goods are stored under Customs Service supervision until the importer is ready to withdraw or re-export them. The Company receives storage charges for these in-transit goods and fees for related ancillary services. The Company also offers Free Trade Zone management and duty drawback services to provide customers with additional tools to maintain cost-effective import programs.

    As a customs broker operating in the United States, the Company is licensed by the Treasury Department and regulated by the United States Customs Service. The Company's fees for acting as a customs broker in the United States are not regulated and the Company does not have a fixed fee schedule for customs brokerage services. Instead, its fees are generally based on the volume of business transacted for a particular customer, and the type, number and complexity of services provided. In addition to its fees, the Company bills the importer for amounts which the Company has paid on the importer's behalf, including duties, collect freight charges, and similar payments.

International Ocean Freight Forwarding:
---------------------------------------

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

   The Company's compensation for its ocean freight forwarding services is derived principally from commissions paid by shipping lines and from forwarding and documentation fees paid by its customers, who are either shippers or consignees. In 1997, approximately 57% of the Company's net ocean freight forwarding revenue was attributable to commissions, forwarding fees, and associated ancillary services.

Ocean Freight Consolidation:
----------------------------

    The Company's global operations as an indirect ocean carrier or NVOCC (non-vessel operating common carrier) are similar in some respects to its air freight consolidation operations. The Company procures customer freight, consolidates shipments bound for a particular destination, determines the routing, selects the ocean carrier or charters a ship, and tenders each consolidated lot as a single shipment to the direct carrier for transportation to a distribution point. As a NVOCC, the Company generally derives its revenue from the spread between the rate specified in a tariff which it has on file with the Federal Maritime Commission and the ocean carrier's charge to the Company for carrying the shipment, in addition to charging for other ancillary services related to the movement of the freight. Because of the volume of freight controlled and consolidated by the Company, it is generally able to obtain lower rates from ocean carriers than the rate which the shipper would be able to procure. In 1997, this service, and associated ancillary services, contributed approximately 43% of the Company's net ocean freight forwarding revenue.

Distribution and Materials Management Services:
-----------------------------------------------

    The Company offers a full range of customized distribution and materials management services in connection with the transportation of cargo. These services are provided in a number of the Company's owned logistics facilities in many locations throughout the world, as well as in premises leased from others. In 1997, the Company continued its program of building state-of-the-art warehouse and distribution facilities and new facilities projects are contemplated for 1998. The Company's distribution and materials management services include inventory control, order processing, import/export freight staging, protective and specialized packing and crating, pick and pack operations, containerization, consolidation and deconsolidation, and special handling for perishables, hazardous materials, and heavy-lift equipment. For import shipments, the Company provides bonded warehouse services and in certain locations Free Trade Zone services. These warehouse and distribution services complement the other transportation services, including information systems tools, provided by the Company and form part of the integrated logistics solutions the Company offers to its customers.

Insurance:
----------

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

Global Projects:
----------------

    The Company has global project divisions in North America and the United Kingdom to meet the special requirements of global project management and heavy lift movements. In addition to logistics advice, and traditional ocean and air transportation services, the project divisions provide on-site assistance, vessel chartering services and consulting regarding large-scale project movements.

Trade Facilitation Services:
----------------------------

    The Company's wholly - owned subsidiary, Circle Trade Services Ltd. ("CTSL"), offers purchasing, procurement and trade finance services to companies engaged in global trade. CTSL's mission is to provide customers requiring the international transportation of cargo with creative global trade solutions, which enable them to successfully complete international transactions. Included among its various trade services, CTSL has developed programs for customers which result in lower costs by finding new sourcing opportunities, coordinating the activities of multiple suppliers, and creating trade finance solutions. CTSL offers international procurement and financing expertise not offered by traditional logistics companies and works with a global network to develop this specialized business.

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

    For several years the Company has offered customers multiple transportation services, in addition to traditional air and ocean freight forwarding, in order to meet all of the logistics requirements of its customers. An extension of its array of multiple services is the Company's integrated transportation logistics program under which the Company offers a comprehensive program designed to meet the customer's total door-to-door transportation requirements. This assists the customer in creating more efficient global sourcing, financing, inventory distribution, and warehousing strategies. The value-added logistics capabilities which support this strategy use the full spectrum of services offered by the Company, including information management, materials management, protective packing, vendor coordination and purchase order processing, ocean or air transportation, customs brokerage, warehouse and distribution and global trade services. The Company's transportation logistics program often relies on the integration of its customers' information systems with the Company's information systems, frequently using electronic data interfaces and requiring employees assigned and dedicated exclusively to the customer's shipment management requirements.

    Integrated logistics and related value-added services are, in part, a response to the growing trend toward the outsourcing of key distribution functions by businesses requiring international logistics services and are a response to competitive pressures which have reduced traditional freight forwarding transportation margins.

Marketing

    The Company's worldwide services are marketed primarily by its senior executives, by its salespersons and by over 400 country, regional, branch and district managers who divide their time between marketing, administration and operations. Such persons generally deal directly with executives in the transportation, finance, logistics, shipping or purchasing departments of the Company's existing and potential customers. Their sales efforts are supplemented by the Company's agents in certain foreign commercial centers in which the Company does not have an office or terminal. The Company employs a global sales team targeting multinational customers, regional sales teams, local sales professionals, the overseas assignments of foreign employees responsible for targeting specific trade lanes, and the use of foreign agents. The Company also has Marketing and Global Sales departments designed to support the Company's sales and marketing activities.

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

Employees

   As of December 31, 1997, the Company employed over 3,900 persons, of whom approximately 775 were engaged in managerial and sales activities, and the balance were engaged in operations or were general office employees.

Executive Officers

   The Company's executive officers are as follows:

  Name                Age               Position

Peter Gibert          55    Chairman of the Board, President and Chief
                            Executive Officer
Robert J. Diaz        55    Senior Vice President, Chief Financial
                            Officer and Treasurer
Kim E. Wertheimer     44    Vice President (and Executive Vice
                            President of Circle International, Inc.)
Robert H. Kennis      45    Vice President, Secretary and General
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

    Mr. Wertheimer joined the Company in May 1991, following the Company's acquisition of Sekin Transport International. In May 1995, he was elected Vice President of the Company and also serves as Executive Vice President for Circle International, Inc. He presently has management responsibilities for the Company's North American integrated logistics operations and leads logistics programs with major customers on a worldwide basis. From 1988 to 1991, Mr. Wertheimer was Vice President of Planning and Development at Sekin Transport International. Prior to 1988, Mr. Wertheimer was a consultant with McKinsey & Company, an international management consulting firm.

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

    The following table sets forth certain information as of December 31, 1997 concerning the Company's domestic and foreign facilities and freight handling terminals.

                                         Number of Facilities
                                 Owned           Leased          Total
                                 -----            -----          -----

Domestic                           12               50             62
Foreign                            51              114            165
                                  ---              ---            ---
Total                              63              164            227
                                  ===              ===            ===


   The Company owns its headquarters building in San Francisco.

    Under many of its leases, the Company, in addition to rental payments, is responsible for payment of property taxes, maintenance and insurance. In 1997, the aggregate rental expense for all of the Company's leased facilities was approximately $16.3 million.

    For further information concerning the Company's lease commitments, see Note 5 of the Notes to Consolidated Financial Statements.


ITEM 3  - LEGAL PROCEEDINGS

     The Company is party to routine litigation incident to its business, primarily relating to claims for goods lost or damaged in transit or improperly shipped. Many of the lawsuits to which the Company is a party are covered by insurance and are being defended by the Company's insurance carriers. The Company has established reserves and it is management's opinion that the resolution of such litigation will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

    During 1997, the Company successfully concluded all of the audits with the Internal Revenue Service for the years 1986 through 1992, with no material effect on the financial statements.


ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Inapplicable.

                                PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

   The Company's common stock is traded over the counter under the symbol CRCL. The following table sets forth the closing prices in the NASDAQ national market system for the Company's common stock for the calendar periods indicated, as reported by NASDAQ.


                    High             Low
                    ----             ----
1997
Fourth Quarter    $ 32.38          $ 22.94
Third Quarter     $ 31.38          $ 24.88
Second Quarter    $ 27.75          $ 21.63
First Quarter     $ 23.50          $ 21.00


1996
Fourth Quarter    $ 25.75          $ 20.50
Third Quarter     $ 21.88          $ 18.50
Second Quarter    $ 23.00          $ 17.00
First Quarter     $ 19.25          $ 16.50


As of March 2, 1998, the approximate number of stockholders of record of the Company's common stock, excluding stockholders whose stock is held as nominee or in street name by brokers, was 371.

Dividends Declared
Dividends declared per common share during 1997 and 1996 were:

1997                    1996
----                    ----

June 30      $ .135     June 24       $ .120
December 15    .135     December 20     .120

The Board of Directors considers payment of cash dividends on a semi-annual basis subject to the availability of earnings, the financial condition of the Company and other relevant factors.



ITEM 6  - SELECTED FINANCIAL DATA

                   Circle International Group, Inc. and Subsidiaries
                  (in thousands except per share and employee amounts)


                                 Year Ended December 31,

                 1997           1996           1995           1994           1993
                 ----           ----           ----           ----           ----
Revenue:
Air freight
forwarding   $432,741  65%  $375,507  63%  $346,624  64%  $313,012  67%  $282,031  66%
Ocean
freight
forwarding    108,530  16%   103,095  17%    93,327  17%    78,842  17%    85,841  20%
Customs
brokerage
and other     127,786  19%   116,831  20%   102,377  19%    77,694  16%    62,066  14%
             -------------  -------------  -------------  -------------  -------------
             $669,057 100%  $595,433 100%  $542,328 100%  $469,548 100%  $429,938 100%
             =============  =============  =============  =============  =============

Net Revenue:
Air freight
forwarding   $ 97,866  37%  $ 93,686  38%  $ 87,747  40%  $ 87,467  45%  $ 86,322  47%
Ocean
freight
forwarding     37,101  14%    35,101  14%    31,687  14%    28,978  15%    34,065  19%
Customs
brokerage
and other     127,786  49%   116,831  48%   102,377  46%    77,694  40%    62,066  34%
             -------------  -------------  -------------  -------------  -------------
             $262,753 100%  $245,618 100%  $221,811 100%  $194,139 100%  $182,453 100%
             =============  =============  =============  =============  =============

Income from
operations   $ 31,842       $ 29,538       $ 27,229       $ 23,739       $ 15,166
Net
income(A)      25,871         21,615         18,872         16,706         19,094
Net income
per share (B):
  Basic (A)      1.61           1.36           1.18           1.02           1.15
  Diluted (A)    1.58           1.34           1.16           1.01           1.15
Dividends
declared
per share         .27            .24            .22            .21            .20

At December 31:
Working
capital      $ 97,461       $ 71,666       $ 73,007       $ 42,674       $ 32,241
Marketable
securities      1,284          7,799         36,544         41,660         47,869
Total
assets        421,820        393,330        336,743        324,464        302,920
Long-term
obligations    27,702         28,963         30,053         31,867         22,561
Stockholders'
equity        199,478        181,744        165,456        151,349        145,175
Number of
employees       3,910          3,607          3,214          3,150          3,025


(A) 1993 includes an after-tax gain on the sale of an equity investment of $2.9 million ($0.17 per share) and an after tax gain on the sale of real property in Hong Kong of $1.8 million
      ($0.11  per share).

(B) Net income per share amounts have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128. See Note 1 of Notes to Consolidated Financial Statements.


ITEM  7   - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

   The following discussion contains certain forward-looking statements reflecting the Company's current expectations that are dependent on certain risks and uncertainties including but not limited to such factors as market demand, pricing, risks associated with operations outside of the U.S., changing economic conditions, the effect of the Company's accounting policies and other risk factors detailed herein. There can be no assurances that the Company's actual future performance will meet such expectations. There may also be important, unforeseen risks not described herein.

Results of Operations:
1997 versus 1996
----------------

Revenue in 1997 increased by $73.6 million or 12% over 1996:

   Air freight revenue increased by $57.2 million or 15% over 1996 as a result of revenue increases in Asia and the Americas. Increases were due to higher kilo volumes and increased number of consolidation export shipments, offset slightly by lower direct agency shipments. This is due to shifting more share of the business to consolidations and higher kilo global accounts. Management believes this strategy will result in the ability to expand the range of services sold in the future.

    Customs brokerage and other revenue, which includes warehousing, distribution and other fee based services, increased $11.0 million or 9% over 1996. The improvement was a result of increases in the number of customs entries processed and in warehousing and distribution services.

    Ocean freight revenue increased $5.4 million or 5% over 1996 as a result of an increase in the number of shipments in the Americas.

Net revenue in 1997 increased by $17.1 million or 7% over 1996:

    Air freight net revenue increased $4.2 million or 4% over the prior year due to an increase in the number of shipments in Asia and the Americas. Significant volume increases in these regions were offset by fewer direct agency shipments and downward pressure on air freight yields as a result of intense competition.

    Ocean freight net revenue increased $2 million or 6% over the prior year as a result of an increase in the number of shipments.

   The net revenue increase of $17.1 million included a negative impact from foreign exchange of approximately $6.8 million resulting from converting foreign currency into U.S. Dollars for financial reporting purposes.

Salaries and related costs increased $4.3 million or 3% over the prior year as a result of an increase in the number of employees due to increased business, but declined as a percentage of net revenue due to administrative cost controls and productivity initiatives.

Operating, selling and administrative costs increased $10.5 million or 13% as a result of costs related to processing higher transaction volumes and increases in occupancy expense on additional leased facilities. New facilities have been added to support the growth in warehousing and distribution services.

Other income - net increased $3.3 million or 63% from prior year primarily due to strong earnings from our unconsolidated affiliates and higher foreign exchange gains resulting from U.S. dollar denominated transactions in Asia. These gains were partially offset by higher minority partner expense associated with our consolidated joint ventures as well as lower interest income and higher interest expense due to the sale of marketable securities during 1996 and additional debt incurred in the third quarter of 1996 to acquire 40% of TDS Logistics, Inc.

The effective income tax rates for 1997 and 1996 were 35.9% and 37.9%, respectively. The Company's effective tax rate fluctuates due to changes in foreign tax rates and regulations and the level of pre-tax profit in foreign countries. In 1997, the Company benefited from the favorable resolution of IRS audits of the years 1986 through 1992, resulting in net refunds in excess of amounts previously anticipated.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1996 versus 1995
----------------

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

    Ocean freight revenue increased $9.8 million or 10% over 1995 as a result of an increase in the number of shipments in Asia and the Americas.

Net revenue in 1996 increased by $23.8 million or 11% over 1995:

    Air freight net revenue increased $5.9 million or 7% over the prior year due to an increase in revenue per shipment and improvements in air freight yield in the Middle East, South Pacific and parts of Asia. However, the Company continues to experience yield pressures in other regions, as the available lift capacity is not as profitable in all the trade lanes where kilos are growing.

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

Operating, selling and administrative costs increased $8.2 million or 11% as a result of processing higher transaction volumes and additional occupancy costs of new facilities and facilities sold and leased back. New facilities have been added to support the growth in warehousing and distribution services.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:
1997 and 1996
-------------

     Commercial paper issued and outstanding at the end of 1997 was $25 million which is supported by a $40 million back-up facility line of credit. In addition, the Company had short term and long term notes payable totaling $5.5 million and $11.7 million at the end of 1997 and 1996, respectively. At December 31, 1997 the Company had authorized borrowing capacity of $50 million, of which $25 million had been utilized. Management believes its borrowing capacity is adequate to supplement cash flows from operations, fund its capital expenditures and pay dividends.

      Net cash provided by operating activities increased to $33.1 million in 1997 from $30.8 million in 1996. The Company continues to augment its reporting, training and measurement systems that were designed to improve the Company's trade working capital position and cash flow from operations in relation to its increase in billings to customers. The Company believes these efforts continue to improve the Company's ability to generate cash.

     Capital expenditures for 1997 and 1996 were $14 million and $21 million, respectively, representing investments in information technology and investments in new facilities. The Company expects to incur capital expenditures in 1998 at levels comparable to 1997, depending on lease vs. buy opportunities.

     The semi-annual dividend if $0.120 per share declared in December 1996 was paid in the first quarter of 1997 for a total of $1.9 million. The Board of Directors authorized an increase in the semi-annual cash dividend from $0.120 to $0.135 per share on June 30, 1997. Total dividends paid to common shareholders for the 12 months ended December 31, 1997 were $4.1 million.

     During the year ended December 31, 1997, the Company received $7.6 million in tax refunds and accrued interest from the Internal Revenue Service relating to the settlement of numerous issues through 1992. The majority of these tax refunds had been anticipated.

      The Company makes significant disbursements on behalf of its customers for transportation costs and customs duties. The billings to customers for these disbursements, which are several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on the Company's income statement.

Year 2000:

      The Company is currently engaged in an enterprise wide project to upgrade its information, accounting and operational computer software to provide a more integrated and cost effective means of conducting its business. This process involves modifying or replacing certain hardware or software. An important factor in this project is ensuring the software programs purchased or designed internally will consistently recognize the Year 2000. The Company anticipates that all hardware and software which is integral to the Company's ability to effectively operate and manage its business will be replaced, modified or upgraded by the Year 2000.

    The Company is communicating with all of its significant suppliers and large customers to determine the extent to which the Company would be vulnerable to those parties' failure to remedy their own Year 2000 issues. The Company can give no guarantees that the systems of other companies will be converted on time or that a failure to convert by another company would not have a material adverse effect on the Company.

    The Company will utilize both internal and external resources to reprogram, replace and test software. The Company anticipates completing the project not later than September 1999, which is prior to any anticipated Year 2000 impact on its operating systems. The Company is currently assessing the related overall costs and determining whether such costs will be material to its financial position, results of operations or its cash flows. Purchased hardware and software will be capitalized in accordance with normal policy.

    The costs and completion date of the project are based on management's best estimates. However, due to the interdependent nature of worldwide computer systems, both internal and external to the Company, there can be no assurances that the Company will not be adversely affected in the Year 2000.

ITEM  7A  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not yet applicable.

ITEM 8    -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this item is set forth at the pages indicated in Item 14(a) of this Annual Report.

ITEM  9   -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

   Inapplicable.

                               PART III

ITEM 10   -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference from the sections of the Company's Proxy Statement dated April 1, 1998 entitled "Election of Directors" and "Section 16(a) Information". Also see "Executive Officers" under Item 1 above.

ITEM 11   -  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the sections of the Company's Proxy Statement dated April 1, 1998 entitled "Compensation of Executive Officers", "Options Granted to Executive Officers", and "Employment Agreements".

ITEM 12   -  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
             MANAGEMENT

    The information required by this item is incorporated by reference from the section of the Company's Proxy Statement dated April 1, 1998 entitled "Ownership of Management and Principal Stockholders".

ITEM 13   -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the sections of the Company's Proxy Statement dated April 1, 1998 entitled "Transactions with the Company" and "Compensation Committee Interlocks and Insider Participation".

                                PART IV

ITEM  14   - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
             FORM 8-K

(a) The following are filed as part of this report:

                                                                   PAGE
    (1) (2)Consolidated Financial Statements of the Company:

           Consolidated Income Statements for the years ended
           December 31, 1997, 1996 and 1995                         F-1

           Consolidated Balance Sheets, December 31, 1997 and 1996  F-2

           Consolidated Statements of Stockholders' Equity
           for the years ended December 31, 1997, 1996, and 1995    F-3

           Consolidated Statements of Cash Flows for the years
           ended December 31, 1997, 1996, and 1995                  F-4

           Notes to Consolidated Financial Statements        F-5 - F-16

           Independent Auditors' Report                            F-17


    (3)    Exhibits: See the attached Exhibit Index on pages 19 and 20.


(b) Form 8-K:

    No reports on Form 8-K were filed during the 12 months ended December 31, 1997.

                             EXHIBIT INDEX

Exhibit
Number   EXHIBIT                                                 PAGE
------   -------                                                 ----

3.1 Certificate of Incorporation of the Harper Group, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 4.2 to Registration Statement No. 33-40826 filed on May 24, 1991.)

3.1.2    Certificate of Amendment to Certificate of
         Incorporation dated May 13, 1997.                        39

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

Exhibit
Number   EXHIBIT                                                 PAGE
------   -------                                                 ----

10.4.1   Amendments to May 1991 Employment Agreement of Peter
         Gibert (Incorporated by reference to Exhibit 10.4.1 to Annual Report on Form 10-K for the fiscal year ended
         December 31, 1995.) *

10.4.2   Amendment dated October 27, 1997 to Employment
         Agreement of Peter Gibert *                              40

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

10.9 1994 Omnibus Equity Incentive Plan (Incorporated by reference to the Form S-8 Registration Statement filed on or about May 9, 1994) *

10.9.1   Amendment No. 1 to 1994 Omnibus Equity Incentive Plan
         (Incorporated by reference to Exhibit 10.11.1 to Annual
         Report on Form 10-K for fiscal year ended December 31, 1995.) *

10.10    1995 Stock Option Plan For Non-Employee Directors
         (Incorporated by reference to Exhibit 10.12 to Annual
         Report on Form 10-K for the fiscal year ended
         December 31, 1995.) *

10.11 Employment Agreement with Kim Wertheimer (Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 1995.) *


10.12    Agreement dated July 31, 1997 with Steven Leonard *      42

11.1     Computation of Earnings per Share                        44

21.1     List of Subsidiaries                                     45

23.1     Consent of Deloitte & Touche LLP                         46

27       Financial Data Schedule                                  47

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


Date:  March 5, 1998

CIRCLE INTERNATIONAL GROUP, INC.


By:  /S/ Peter Gibert
  ----------------------------------------------
   Peter Gibert
   Chairman of the Board, President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 1998.

          Signature                       Title

   /s/    Peter Gibert                 Chairman of the Board, President
------------------------------         and Chief Executive Officer
   (Peter Gibert)                      (Principal Executive Officer)

   /s/    Robert J. Diaz               Senior Vice President and Chief
------------------------------         Financial Officer (Principal
   (Robert J. Diaz)                    Financial Officer and
                                       Principal Accounting Officer)

   /s/    Wesley J. Fastiff            Director
------------------------------
   (Wesley J. Fastiff)

   /s/    Edwin J. Holman              Director
------------------------------
   (Edwin J. Holman)

   /s/    John M. Kaiser               Director
------------------------------
   (John M. Kaiser)

   /s/    John M. Lillie               Director
------------------------------
   (John M. Lillie)

   /s/    Ray C. Robinson, Jr.         Director
------------------------------
   (Ray C. Robinson, Jr.)

   /s/    Frank J. Wezniak             Director
------------------------------
   (Frank J. Wezniak)


          CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED INCOME STATEMENTS
               (in thousands except per share amounts)


                                         Year ended December 31,
                                   1997         1996         1995
                                   ----         ----         ----

Revenue                         $ 669,057    $ 595,433    $ 542,328
Freight consolidation costs       406,304      349,815      320,517
                                ---------    ---------    ---------
Net revenue                       262,753      245,618      221,811

Other costs and expenses:
   Salaries and related           137,525      133,228      119,967
   Operating, selling
     and administrative            93,386       82,852       74,615
                                ---------    ---------    ---------
Total other costs
   and expenses                   230,911      216,080      194,582
                                ---------    ---------    ---------

Income from operations             31,842       29,538       27,229

Other income-net                    8,535        5,252        3,307
                                ---------    ---------    ---------

Income before taxes                40,377       34,790       30,536

Taxes on income                    14,506       13,175       11,664
                                ---------    ---------    ---------
Net income                      $  25,871    $  21,615    $  18,872
                                =========    =========    =========

Net income per share:
   Basic                        $    1.61    $    1.36    $    1.18
                                =========    =========    =========
   Diluted                      $    1.58    $    1.34    $    1.16
                                =========    =========    =========
Weighted average common
shares outstanding:
   Basic                           16,052       15,900       16,021
                                =========    =========    =========
   Diluted                         16,420       16,155       16,255
                                =========    =========    =========


[FN]

See Notes to Consolidated Financial Statements


          CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                 (in thousands except share amounts)


                                                   December 31,
                                                1997         1996
                                                ----         ----
Assets
Current assets:
   Cash and equivalents                      $  16,873    $  31,522
   Short-term investments                       34,494        6,469
   Trade Receivables, less allowance
     for doubtful accounts of:
     1997, $6,964; 1996, $4,970                212,114      196,070
   Other receivables                             4,954        5,616
   Other current assets                         11,261        8,993
                                             ---------    ---------
      Total current assets                     279,696      248,670

Property:
   Land                                         14,021       14,564
   Buildings and improvements                   56,164       56,812
   Equipment and furniture                      69,329       68,137
                                             ---------    ---------
      Total                                    139,514      139,513
   Less accumulated depreciation               (65,523)     (62,171)
                                             ---------    ---------
      Property - net                            73,991       77,342

Marketable securities available for sale         1,284        7,799
Investments in unconsolidated affiliates        40,487       34,489
Goodwill, net                                   22,014       20,028
Other assets                                     4,348        5,002
                                             ---------    ---------
      Total assets                            $421,820     $393,330
                                             =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable to banks                     $  2,847    $   7,731
   Trade payables                              142,559      134,272
   Accrued salaries and related costs           11,217       11,485
   Dividends payable                             2,189        1,912
   Income taxes payable                          6,660        6,082
   Other liabilities                            16,763       15,522
                                             ---------    ---------
      Total current liabilities                182,235      177,004

Deferred income taxes                           12,405        5,619
Long-term notes payable                         27,702       28,963
Commitments and contingencies                      -            -

Stockholders' equity:
   Preferred stock, $1 par:
      shares authorized, 1,000,000                 -            -
   Common stock, $1 par:
      shares authorized, 40,000,000;
      shares issued and outstanding
      (including treasury shares )
      1997, 16,234,011; 1996, 16,392,848        28,400       22,627
   Treasury stock, at cost:
      1996, 500,000 shares                         -         (8,947)
   Retained earnings                           186,576      173,224
   Unrealized loss in value
      of marketable securities, net                 (9)        (407)
   Cumulative translation adjustments          (15,489)      (4,753)
                                             ---------    ---------
      Total stockholders' equity               199,478      181,744
                                             ---------    ---------
      Total liabilities and
          stockholders' equity                $421,820     $393,330
                                             =========    =========

[FN]

See Notes to Consolidated Financial Statements


                             CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (in thousands except share amounts)

                            For the years ended December 31, 1997, 1996 and 1995

                                                                                   Unrealized
                                                                                   Change in
                         Common Stock       Treasury Stock             Cumulative   Value of     Total
                         ------------      --------------    Retained Translation  Marketable Stockholders'
                       Shares    Amount    Shares    Amount  Earnings Adjustments  Securities    Equity
----------------------------------------------------------------------------------------------------------
Balance
December 31, 1994  16,132,678  $ 18,600       -    $   -     $140,063   $ (4,657)   $ (2,657)   $151,349
Net income                -         -         -        -       18,872        -           -        18,872
Cash dividends
 ($.22 per share)         -         -         -        -       (3,508)       -           -        (3,508)
Exercise of
 stock options,
 including tax
 benefit              117,991     1,356       -        -          -          -           -         1,356
Purchase of
 treasury stock           -         -    (287,000)  (4,890)       -          -           -        (4,890)
Change in the
 value of
 marketable
 securities, net          -         -         -        -          -          -         1,851       1,851
Foreign currency
 translation              -         -         -        -          -          426         -           426
                  --------------------------------------------------------------------------------------
Balance
December 31, 1995  16,250,669  $ 19,956  (287,000) $(4,890)  $155,427   $ (4,231)   $   (806)   $165,456
Net income                -         -         -        -       21,615        -           -        21,615
Cash dividends
 ($.24 per share)          -        -         -        -       (3,818)       -           -        (3,818)
Issuance of stock
 for acquisition       20,469       496       -        -          -          -           -           496
Exercise of
 stock options,
 including tax
 benefit              121,710     2,175       -        -          -          -           -         2,175
Purchase of
 treasury stock           -         -    (213,000)  (4,057)       -          -           -        (4,057)
Change in the
 value of
 marketable
 securities, net          -         -         -        -          -          -           399         399
Foreign currency
 translation              -         -         -        -          -         (522)        -          (522)
                  --------------------------------------------------------------------------------------
Balance
December 31, 1996  16,392,848  $ 22,627  (500,000) $(8,947)  $173,224   $ (4,753)   $   (407)   $181,744
Net income                -         -         -        -       25,871        -           -        25,871
Cash dividends
 ($.27 per share)         -         -         -        -       (4,363)       -           -        (4,363)
Issuance of stock
 for acquisition       32,958       785       -        -          -          -           -           785
Issuance of
 Restricted Stock      24,615       626       -        -          -          -           -           626
Exercise of
 stock options,
 including
 tax benefit          283,590     5,153       -        -          -          -           -         5,153
Retirement of
 Treasury Stock      (500,000)     (791)  500,000    8,947     (8,156)       -           -           -
Change in the
 value of
 marketable
 securities, net          -         -         -        -          -          -           398         398
Foreign currency
 translation              -         -         -        -          -      (10,736)        -       (10,736)
                  --------------------------------------------------------------------------------------
Balance
December 31, 1997  16,234,011  $ 28,400       -        -     $186,576   $(15,489)   $     (9)   $199,478
                  ======================================================================================


[FN]

See Notes to Consolidated Financial Statements


          CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)

                                                      Year ended December31,
                                                    1997        1996        1995
                                                    ----        ----        ----
Operating activities:
  Net income                                     $ 25,871    $ 21,615    $ 18,872
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                  11,930      11,730      10,700
    Provision for doubtful accounts                 4,355       2,767       3,130
    Deferred income taxes                           6,531      (1,527)        653
    Gains on sales of real property,
       investment and equipment                      (613)     (1,153)       (911)
    Equity in undistributed earnings
       of affiliates                               (5,785)     (1,062)       (947)
    Minority interest                               1,286         456         268
    Other                                             -           456         461
    Net effect of changes in:
       Trade receivables                          (18,086)    (31,759)    (18,862)
       Other receivables                              788      (1,168)        670
       Other current assets                        (1,621)     (1,935)     (1,967)
       Trade payables                               7,832      28,301       8,225
       Other liabilities                              593       4,124       1,949
                                                 ---------   ---------   ---------
Net cash provided by operating activities          33,081      30,845      22,241

Investing activities:
  Proceeds from sales of property                   1,468       9,231      19,720
  Proceeds from sales of marketable securities      6,669      29,225       7,108
  Purchases of marketable securities                  (26)       (655)        -
  Short-term investments - net                    (27,527)      5,327      (8,482)
  Capital expenditures                            (14,144)    (21,019)    (12,690)
  Acquisitions of businesses                       (3,731)    (41,276)     (2,772)
  Other                                              (111)       (207)         11
                                                 ---------   ---------   ---------
Net cash provided by (used in)
  investing activities                            (37,402)    (19,374)      2,895

Financing activities:
  Repayment of long-term notes payable - net       (1,261)     (1,090)     (1,814)
  Increase (decrease) in notes payable             (4,884)      4,833     (11,487)
  Payments of dividends                            (4,085)     (3,729)     (3,551)
  Proceeds from exercise of stock options           4,360       1,679       1,206
  Common stock repurchase                             -        (4,057)     (4,890)
                                                 ---------   ---------   ---------
Net cash used in financing activities              (5,870)     (2,364)    (20,536)
Effect of exchange rate changes on cash            (4,458)        (24)       (296)
                                                 ---------   ---------   ---------
Increase (decrease) in cash and equivalents       (14,649)      9,083       4,304
Cash and equivalents at beginning of year          31,522      22,439      18,135
                                                 ---------   ---------   ---------
Cash and equivalents at end of year              $ 16,873    $ 31,522    $ 22,439
                                                 =========   =========   =========

Supplemental Cash Flow Information:
  Cash paid for interest                         $  2,821    $  2,649    $  3,448
                                                 =========   =========   =========
  Cash paid for income taxes                     $  6,604    $ 12,748    $ 10,246
                                                 =========   =========   =========
  Non-cash transactions:
    Issuance of stock for acquisitions           $    785    $    496    $    -
                                                 =========   =========   =========


[FN]

See Notes to Consolidated Financial Statements

          CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

Nature of Operations - Circle International Group, Inc. (the Company), is an international transportation and logistics service provider. Effective in May 1997, the Company changed its name from the Harper Group, Inc. to Circle International Group, Inc. The
Company's  services  are provided through its  network  of  over  300 offices, distribution centers, and agents located in over 100 countries on six continents. The Company's principal lines of business are air freight forwarding, ocean freight forwarding, customs brokerage and value added services in the materials management area, such as warehousing, distribution and insurance. The principal markets for all lines of business are North America, Europe and the Far East with significant operations in the Middle East, Latin America and the South Pacific (see Note 12).

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

Risk Factors - The Company's operations are influenced by many factors, including economic and political conditions around the world, international laws, and currency exchange rates. The impact of these risk factors is reduced by having customers in a wide range of industries located throughout the world.

Principles of Consolidation - The accompanying consolidated financial statements include Circle International Group, Inc. and its majority-owned subsidiaries. Investments in 50% or less owned affiliates over which the Company has significant influence are accounted for by the equity method (see Note 10). All significant intercompany balances and transactions have been eliminated.

Cash and Equivalents include demand deposits and investments with original maturities of three months or less.

Short-term Investments include deposits of cash in interest bearing securities which have original maturities of greater than 90 days and less than one year. Such investments are classified as available for sale and the carrying value approximates fair value.

Trade Receivables include disbursements made by the Company on behalf of its customers for transportation costs and customs duties. The billings to customers for these disbursements, which are several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on the Company's income statement. Management establishes reserves based on the expected ultimate recovery of these receivables. Write-offs during 1997, 1996 and 1995 were $2.4 million, $2.6 million and $2.7 million respectively.

Property and Equipment are stated at cost. Depreciation is computed principally by the straight-line method at rates based on the estimated useful lives of the various classes of property as follows: building, 20-50 years; leasehold improvements, life of the lease or estimated useful life if shorter; equipment and furniture, 3-10 years.

Goodwill, representing the excess of purchase price over the fair value of net assets acquired, is being amortized on a straight-line basis over the period of expected benefit not exceeding 40 years. The carrying value of goodwill is reviewed periodically based on the projected undiscounted cash flows of the related business unit over the remaining amortization period. If the cash flow analysis indicates that the goodwill is not recoverable, the carrying value will be reduced by the estimated shortfall of the cash flows. No reduction in goodwill was necessary for 1997 and 1996.

Impairment of Long-Lived Assets - Statement of Financial Accounting Standards ("SFAS") No.121, "Accounting for the Impairment of Long Lived Assets", requires that long-lived assets, and certain identifiable intangibles related to those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that there is no impairment of long-lived assets as of December 31, 1997.

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

Net Income per Share - In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings Per Share", which requires that net income per share be presented on both a basic and diluted basis. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the potential dilution from the exercise of stock options using the treasury stock method. The difference between weighted average shares outstanding for basic and diluted is the dilutive effect of outstanding stock options. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding including the dilutive effect of outstanding stock options.

Taxes on Income - The Company provides a deferred tax expense or benefit equal to the change in the deferred tax assets and liabilities during the year. Deferred income taxes represent tax credit carry forwards and future tax effects resulting from temporary differences between the financial statement and the tax basis of assets and liabilities using current or enacted tax rates in effect for the year in which the differences are expected to reverse.

Foreign Currency Translation - Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at year-end rates of exchange, and income and expenses are translated at average rates during the year. Adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown net of applicable income taxes as a separate component of stockholders' equity. Gains and losses from foreign exchange transactions are included in net income.

Fair Value of Financial Instruments - The fair values presented throughout these financial statements have been estimated using appropriate valuation methodologies and market information available at December 31, 1997 and 1996. However, considerable judgment is required in interpreting market data to develop estimates of fair value and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values presented throughout these financial statements have not been estimated since December 31, 1997. Current estimates of fair value may differ significantly from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

 Cash   and   equivalents,  receivables  and   payables,   short-term
 investments and notes payable to banks - The carrying amount approximates fair value.

 Marketable securities - The fair value is based on quoted market prices. As discussed in Note 3 to the Consolidated Financial Statements, these securities are recorded at fair value.

 Borrowings - The fair value of the Company's long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts approximate their fair value.

Foreign Currency Forward Contracts - The Company uses foreign currency forward contracts to hedge foreign currency exposure on trade payable transactions in certain currencies. These contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the payable being hedged. Gains and losses on such contracts are recognized currently in the carrying amount of the related payable. At December 31, 1997, no foreign currency forward contracts were outstanding. Realized gains and losses on the contracts for 1997 and 1996 were insignificant.

Stock Based Compensation - The Company accounts for stock based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees".

New Accounting Standards - In June 1997, the Financial Accounting Standards Board issued SFAS No.130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise", which established annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Reclassification   -  Certain  1996  and  1995  amounts   have   been
reclassified to conform with the 1997 presentation.


Note 2 - Acquisitions

During 1997, the Company acquired the assets of various freight forwarders and customs brokers for an aggregate purchase price of $4.9 million, including $0.8 million in the Company's common stock. These acquisitions were accounted for as purchases. In connection with these acquisitions, the Company recorded $3.4 million of goodwill, which is being amortized over estimated useful lives of up to 20 years.

Had all the 1997 acquisitions occurred on January 1, 1997, the effect on revenues and net income would have been immaterial.

During 1996, the Company acquired the assets of various freight forwarders and customs brokers for an aggregate purchase price of $11.0 million, including $0.5 million in the Company's common stock. These acquisitions were accounted for under the purchase method. The excess of cost over the sum of identifiable net assets acquired has been allocated to goodwill, to be amortized over estimated lives of up to 20 years.

In August 1996, the Company acquired a 40% interest in TDS Logistics, Inc. ("TDS") for $30 million. TDS provides specialty packaging and services for automotive exports. The investment in TDS is recorded in investments in unconsolidated affiliates and as of the acquisition date included $28.1 million of excess purchase price over net assets, which is being amortized over 37 years. The Company has an option to purchase the other 60% interest in TDS at a price to be determined when the option is exercised. The option is exercisable between October 1, 1999 and December 31, 1999. If the Company elects not to exercise its options, other TDS shareholders have the right to sell their shares and can require the Company to sell its shares in the same manner. (See Note 10, "Investments in Unconsolidated Affiliates".)


Note 3 - Long-term Marketable Securities

SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" requires that debt and equity securities be classified into one of three categories: held to maturity, available for sale or trading. Management has designated marketable debt and equity securities as available for sale. Changes in the fair value of available for sale securities, net of deferred taxes, are excluded from income and presented in the stockholders' equity section of the balance sheet under the caption "Unrealized loss in value of marketable securities, net". In 1997 and 1996, the Company sold debt and equity securities and realized losses of $20,000 and $189,000 respectively. Total unrealized loss on marketable securities before deferred taxes was $15,000 and $667,000 as of December 31, 1997 and 1996 respectively.

At December 31, 1997, 1996 and 1995, the aggregate fair value (individual unrealized gains and losses are immaterial), gross unrealized (gains) losses, and amortized cost of marketable securities were as follows (in thousands):


                                      1997       1996       1995
                                      ----       ----       ----
Debt Securities
  Fair value                        $   -      $   403    $29,692
  Amortized cost                        -          402     29,901
                                   --------   --------   --------
  Unrealized (gain) loss            $   -      $    (1)   $   209
                                   ========   ========   ========

Equity Securities
  Fair value                        $ 1,284    $ 7,799    $ 6,852
  Cost                                1,299      8,467      7,965
                                   --------   --------   --------
  Unrealized loss                   $    15    $   668    $ 1,113
                                   ========   ========   ========


Note 4 - Borrowings

Long-term notes payable included commercial paper of $25 million at December 31, 1997 and 1996. The commercial paper is supported by a $40 million backup facility line of credit which expires on June 30, 1999. The backup facility line of credit requires the Company to comply with certain financial covenants. Although the commercial paper is issued on a short-term basis, it is classified as long-term because the Company intends to, and has the ability to reissue such paper as it matures. At December 31, 1997 and 1996, the weighted average interest rate of outstanding commercial paper was 6.1% and 5.5%, respectively.

At December 31, 1997 and 1996, the Company had long-term notes payable of approximately $2.7 and $4.0 million, respectively (excluding current portion), with a weighted average interest rate of 7.1% and 7.6%, respectively. These notes are secured by real property.

Principal payments of $2.8 million on long-term notes that mature in 1998 are classified as notes payable to banks. Principal payments for 1999 through 2002 are approximately $0.6 million, $0.8 million, $0.9 million, and $0.3 million, respectively. Principal repayments thereafter are approximately $0.1 million.

At December 31, 1997, the Company had unused borrowing capacity from its commercial paper program and lines of credit totaling $25 million.


Note 5 - Lease Commitments

At December 31, 1997, commitments on long-term operating lease agreements for facilities require the following minimum annual rentals (in thousands):


              1998                   $ 14,500
              1999                     10,644
              2000                      8,213
              2001                      6,985
              2002                      5,717
              2003 and thereafter      48,392
                                     ---------
              Total                  $ 94,451
                                     =========


Rental expense under such leases was $16.3 million in 1997, $9.9 million in 1996 and $7.8 million in 1995, net of rents from subleases of $1.0 million, $0.8 million and $1.3 million, respectively. Total rental expense (including leases on equipment) was $17.9 million in 1997, $11.6 million in 1996 and $9.4 million in 1995.

Note 6 - Contingencies

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


Note 7 - Common Stock

Stock Repurchase Program:

The Company purchased 213,000 and 287,000 shares of its outstanding common stock in 1996 and 1995, respectively, at an average purchase price of $19.05 and $17.04 per share, respectively. These 500,000 shares were held as treasury stock until July 29, 1997, when they were retired. In February 1997, the Board of Directors approved the repurchase of an additional 100,000 shares, however no shares were repurchased in 1997.

Shareholder Rights Plan:

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

The Company will be entitled to redeem the Rights at 0.01 cents per Right at any time before a 20% position (or such lesser percentage as has been set with respect to a specific person) has been acquired. Until the Rights become exercisable, Rights certificates will not be sent to stockholders and the Rights will automatically trade with the common stock.

Stock Option Plans:

The 1982 Stock Option Plan and the 1990 Stock Option Plan provide for the granting of non-qualified or incentive stock options to officers and key employees for a maximum of 956,250 common shares at not less than fair market value on the date of grant. The Human Resources, Compensation and Nominating Committee of the Board of Directors determines the exercise period for the options. Under these plans, Stock Options generally have been issued with the restriction that no option may be exercised before three years from date of grant nor later than eight years from date of grant.

The 1994 Omnibus Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, performance unit awards and performance share awards to key employees and consultants of the Company and its subsidiaries for a maximum of 2,000,000 common shares. Stock options under this plan are generally issued at an option price at not less than fair market value on the date of grant. (To date, no incentive or non-qualifying stock options have been granted below fair market value.) Stock options under this plan are generally issued with the restriction that no option may be exercised before one year from the date of grant nor later than eight years from the date of grant. During 1997, 24,615 restricted share grants were issued which vest within one to three years.

A summary of stock option transactions for the three years ended
December 31, 1997 follows:

                                        Shares            Weighted average
                                     under option          exercise price
                                       -------                 -------

Outstanding at December 31, 1994       764,319               $  13.82
  Granted                              380,634                  17.19
  Exercised                           (117,991)                 11.76
  Cancelled                            (38,249)                 13.85
                                     ----------
Outstanding at December 31, 1995       988,713                  14.89
  Granted                              570,589                  19.67
  Exercised                           (121,710)                 13.76
  Cancelled                            (35,750)                 14.85
                                     ----------
Outstanding at December 31, 1996     1,401,842                  16.60
  Granted                              422,950                  23.29
  Exercised                           (283,590)                 15.40
  Cancelled                           (143,923)                 16.73
                                     ----------
Outstanding at December 31, 1997     1,397,279                $ 18.93
                                     ==========

                                                December 31,
                                       1997         1996         1995
                                       ----         ----         ----

Options available for grant           841,718    1,123,570      203,687
Options exercisable                   441,567      354,683      228,552
Weighted average fair value of
  options granted during the year     $  8.37      $  5.41      $  6.68


The following table summarizes information about stock options outstanding at December 31, 1997:


                          OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                  -----------------------------------   ---------------------
                                 Weighted     Weighted               Weighted
   Range of                      Average      Average                Average
  Exercisable      Number       Remaining     Exercise     Number    Exercise
    Prices        of shares  Life (in years)   Price     of shares    Price
    ------        ---------  ---------------   -----     ---------    -----

$12.75 - $14.00    271,100        4.54         $13.38     161,003     $13.35
$14.25 - $17.31    321,454        4.45         $16.43     172,439     $16.30
$17.31 - $20.75    302,625        4.82         $19.06      87,000     $18.57
$21.63 - $25.25    308,250        7.32         $23.46      21,125     $22.74
$25.50 - $26.63    193,850        7.75         $26.36         -       $  -
                 ---------                               --------
$12.75 - $26.63  1,397,279        5.55         $18.93     441,567     $15.98
                 =========                               ========


SFAS No. 123 Pro Forma Disclosures:

The Company applies APB No. 25 and related interpretations in accounting for its Stock Options Plan described previously. Accordingly, no compensation cost has been recognized for its options granted that are not exercised. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates of the stock options, consistent with the method suggested in SFAS No. 123, "Accounting for Stock Based Compensation" the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

                                                 Year Ended
                                       1997         1996         1995
                                       ----         ----         ----

Net Income:    As reported          $ 25,871     $ 21,615      $ 18,872
               Pro forma              24,682       20,878        18,356

Net income per share:
   Basic -     As reported          $   1.61     $   1.36      $   1.18
               Pro forma                1.54         1.31          1.15

   Diluted -   As reported          $   1.58     $   1.34      $   1.16
               Pro forma                1.50         1.29          1.13

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model which requires subjective assumptions such as future stock price volatility and expected time to exercise. These assumptions greatly affect the calculated values.

The Company's calculations are based on a multiple option valuation approach and cancellations are estimated based on a historical pattern. However, in accordance with SFAS No. 123, the impact of outstanding unvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1997, 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments. The following weighted-average assumptions were used:

                                                 Year Ended
                                       1997         1996         1995
                                       ----         ----         ----

Expected dividend yield                1.00%        1.00%        1.00%
Expected volatility                      37%          36%          36%
Risk-free interest rate                5.62%        5.67%        5.31%
Expected lives (years from vesting)      .7           .5           .5



Note 8 - Taxes on Income

Taxes on income include the following (in thousands):


                                       1997         1996         1995
                                       ----         ----         ----

Federal:   Current                  $   (709)    $  6,448     $  5,728
           Deferred                    6,535       (1,237)        (667)

State:     Current                     1,370        1,167          978
           Deferred                     (363)         -            -

Foreign:   Current                     7,315        7,073        4,305
           Deferred                      358         (276)       1,320
                                    ---------    --------     --------
Total                               $ 14,506     $ 13,175     $ 11,664
                                    =========    ========     ========



Significant components of the Company's net deferred tax liability are as follows (in thousands):

                                       1997         1996
                                       ----         ----
Deferred tax liabilities:
Undistributed earnings
   of subsidiaries                  $  9,714     $  7,893
Accelerated depreciation               5,131        4,270
Gain on sale of property               2,250        2,502
Incentive compensation                   -             55
Investment in subsidiary                 273          232
                                    ---------    --------
                                    $ 17,368     $ 14,952
                                    =========    ========
Deferred tax assets:
Intercompany billings               $  1,596     $  5,885
Bad debts                              1,613        1,206
Vacation pay                             608          751
Incentive compensation                    57          -
Insurance claims reserves                882          671
Valuation of marketable securities         6          261
Other                                    201          559
                                    ---------    --------
                                    $  4,963     $  9,333
                                    =========    ========
Net deferred tax liability          $ 12,405     $  5,619
                                    =========    ========

Taxes on income were different than the amount computed by applying the United States federal statutory income tax rate. Such differences are summarized as follows (in thousands):

                                       1997         1996         1995
                                       ----         ----         ----

Tax computed at 35%
   statutory rate                   $ 14,132     $ 12,177     $ 10,688
Increases (decreases)
   resulting from:
   Foreign taxes lower
      than federal rate               (1,184)        (861)        (411)
   State taxes on income,
      net of federal income
      tax effect                         655          758          636
Non-deductible items                   1,212          775          711
Other                                   (309)         326           40
                                    ---------    --------     --------
Total                               $ 14,506     $ 13,175     $ 11,664
                                    =========    ========     ========

Taxes on income include deferred income taxes on undistributed earnings (not considered permanently invested) of consolidated subsidiaries, net of applicable foreign tax credits. At December 31, 1997, cumulative earnings of consolidated foreign subsidiaries designated as permanently invested were approximately $63 million. Deferred income taxes are not provided on permanently invested earnings.


Sources of pretax income are summarized as follows (in thousands):

                                       1997         1996         1995
                                       ----         ----         ----

Domestic                            $ 18,411     $ 16,205     $ 14,513
Foreign                               21,966       18,585       16,023
                                    ---------    --------     --------
Total                               $ 40,377     $ 34,790     $ 30,536
                                    =========    ========     ========


Federal Tax Litigation:

During 1997, the Company successfully concluded the 1986 through 1992 Internal Revenue Service audits, with no material effect on the financial statements.


Note 9 - Other Income-Net


Other income-net includes the following (in thousands):

                                       1997         1996         1995
                                       ----         ----         ----

Investment income                   $  4,125     $  4,485     $  4,877
Interest expense                      (2,922)      (2,658)      (3,346)
Gain on sales of assets                  633        1,060        1,057
Equity in earnings of affiliates       5,785        1,563          947
Minority interests                    (1,286)        (456)        (268)
Net foreign exchange gains             2,162        1,258           40
Other                                     38          -            -
                                    ---------    --------     --------
Total                               $  8,535     $  5,252     $  3,307
                                    =========    ========     ========


Note 10 - Investments in Unconsolidated Affiliates

Investments in net assets of affiliated companies accounted for under the equity method amounted to $40.5 million and $34.5 million at December 31, 1997 and 1996, respectively. This includes the Company's 40% investment in TDS Logistics, Inc. ("TDS") of $35.3 million and $30.8 million as of December 31, 1997 and 1996, respectively. The TDS investment balance includes the excess of purchase price over net assets of $27.1 million and $27.9 million as of December 31, 1997 and 1996, respectively. The results of operations and financial position of TDS as of December 31, 1997 and 1996 are summarized below (in thousands):

                                       1997         1996
                                       ----         ----
Condensed Income Statement Information:

Gross revenue                        $ 95,981    $ 50,115
Income from operations                 23,929       6,438
Net income                             12,983       3,297

Condensed Balance Sheet Information:

Current assets                       $ 25,035    $ 13,584
Non-current assets                     34,695      37,419
Current liabilities                    13,216       8,495
Non-current liabilities                25,418      33,843
Stockholders' equity                   21,096       8,665


Note 11 - Employee Benefit Plans

The Company has a 401(k) Savings Plan under which an employee with six months of service at the beginning of a calendar quarter generally may contribute up to 15% of base salary to the plan. For every dollar contributed to the plan, the Company will match 50 cents, up to a maximum of 6% of the employee's base salary excluding incentive compensation. The Company's contributions for the years ended December 31, 1997, 1996 and 1995 were $0.9 million, $0.8 million and $0.7 million, respectively. The Company's contributions vest over a four year period.

Note 12 - Business Segment Information

The Company operates in the international freight forwarding industry, which encompasses air freight forwarding, customs brokerage, ocean freight forwarding and other services. No customer accounted for ten percent or more of consolidated revenue.

Certain information regarding the Company's operations by regions is summarized below.



                                 Europe &       Asia &                     Elimi-    Consoli-
                      Americas  Middle East  South Pacific  Corporate     nations     dated
                      --------   ----------   -----------   ---------    ---------   --------
Year ended
December 31, 1997:
Total revenue         $374,219    $147,628     $167,053     $    -       $ (19,843)   $669,057
Transfers
  between regions       (7,442)     (3,613)      (8,788)         -          19,843         -
                      ---------   ---------    ---------    ---------    ---------    ---------
Revenues
  from customers      $366,777    $144,015     $158,265     $    -       $     -      $669,057
                      =========   =========    =========    =========    =========    =========
Net revenue           $143,764    $ 71,065     $ 47,924     $    -       $     -      $262,753
                      =========   =========    =========    =========    =========    =========
Income (loss)
  from operations     $ 19,579    $ 10,408     $  9,169     $ (7,314)    $     -      $ 31,842
                      =========   =========    =========    =========    =========    =========
Identifiable assets   $201,941    $117,432     $102,098     $123,914     $(123,565)   $421,820
                      =========   =========    =========    =========    =========    =========




Year ended
December 31, 1996:
Total revenue         $353,103    $142,405     $114,332     $    -       $ (14,407)   $595,433
Transfers
  between regions       (6,091)     (3,396)      (4,920)         -          14,407         -
                      ---------   ---------    ---------    ---------    ---------    ---------
Revenues
  from customers      $347,012    $139,009     $109,412     $    -       $     -      $595,433
                      =========   =========    =========    =========    =========    =========
Net revenue           $134,070    $ 70,465     $ 41,083     $    -       $     -      $245,618
                      =========   =========    =========    =========    =========    =========
Income (loss)
  from operations     $ 17,337    $ 11,077     $  7,644     $ (6,520)    $     -      $ 29,538
                      =========   =========    =========    =========    =========    =========
Identifiable assets   $163,392    $118,287     $ 96,041     $123,835     $(108,225)   $393,330
                      =========   =========    =========    =========    =========    =========




Year ended
December 31, 1995:
Total revenue         $309,778    $124,809     $120,791     $    -       $ (13,050)   $542,328
Transfers
  between regions       (4,801)     (3,402)      (4,847)         -          13,050         -
                      ---------   ---------    ---------    ---------    ---------    ---------
Revenue
  from customers      $304,977    $121,407     $115,944     $    -       $     -      $542,328
                      =========   =========    =========    =========    =========    =========
Net revenue           $115,731    $ 67,570     $ 38,510     $    -       $     -      $221,811
                      =========   =========    =========    =========    =========    =========
Income (loss)
  from operations     $ 17,512    $  9,577     $  5,502     $ (5,362)    $     -      $ 27,229
                      =========   =========    =========    =========    =========    =========
Identifiable assets   $140,703    $105,267     $ 94,334     $ 90,294     $ (93,855)   $336,743
                      =========   =========    =========    =========    =========    =========




Revenue from transfers between regions represents approximate amounts that would be charged if the services were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue.

Note 13 - Quarterly Data (unaudited)


(in thousands except per share amounts)

                               Net        Net    Net Income per Share   Dividends
                   Revenue   Revenue    Income     Basic    Diluted     per share
                    -----     -----      -----     -----     -----        -----
1997 Quarters:
 4th Quarter      $182,212  $ 70,323  $  7,598    $ .47     $ .46       $ .135
 3rd Quarter       169,564    65,894     7,052      .44       .43          -
 2nd Quarter       161,829    64,870     6,630      .41       .40       $ .135
 1st Quarter       155,452    61,666     4,591      .29       .28          -

1996 Quarters:
 4th Quarter      $161,313  $ 66,327  $  6,567    $ .41     $ .40       $ .120
 3rd Quarter       155,498    64,063     5,928      .37       .37          -
 2nd Quarter       146,176    60,336     5,362      .34       .33         .120
 1st Quarter       132,446    54,892     3,758      .24       .23          -


Independent Auditors' Report

The Board of Directors and Stockholders of Circle International
Group, Inc.:

We have audited the accompanying consolidated balance sheets of Circle International Group, Inc. and subsidiaries, formerly the Harper Group, Inc., (the "Company") as of December 31, 1997 and 1996, and the related consolidated income statements and consolidated statements of stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Circle International Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.






/S/ DELOITTE & TOUCHE LLP
San Francisco, California
March 13, 1998