Form 10-K/A
period 1995-12-31
CIRCLE INTERNATIONAL GROUP INC /DE/
filed 1998-03-31
CIK 45674

                                 1995
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1995


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