Form 10-Q
period 1998-03-31
CIRCLE INTERNATIONAL GROUP INC /DE/
filed 1998-05-15
CIK 45674

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly period ended March 31, 1998

                                 OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                    Commission file number 0-8664


                   Circle International Group, Inc.


       (Exact name of registrant as specified in its charter)


          Delaware                             94-1740320
         (State or other jurisdiction of (I.R.S. Employer incorporation or organization)Identification No.)


          260 Townsend Street,
          San Francisco, California                  94107
         (Address of principal executive offices)(Zip Code)


 Registrant's telephone number, including area code:  (415) 978-0600

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

At May 14, 1998 the number of shares outstanding of the registrant's common stock was 16,292,329.

                          TABLE OF CONTENTS
                          -----------------


Part I.   Financial Information                             Page
------    ---------------------                             ----

          Item 1.  Financial Statements:

                   Condensed Consolidated Income Statements
                   for the three months ended
                   March 31, 1998 and 1997                    3

                   Condensed Consolidated Balance Sheets,
                   March 31, 1998 and December 31, 1997       4

                   Condensed Consolidated Statements of
                   Cash Flows for the three months ended
                   March 31, 1998 and 1997                    5

                   Notes to Condensed Consolidated Financial
                   Statements                                 6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results
                   of Operations                              8

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                         10


Part II.  Other Information
-------   -----------------

          Item 6.  Exhibits and Reports on Form 8-K          11

I. FINANCIAL INFORMATION
------------------------

ITEM 1. FINANCIAL STATEMENTS

          CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

              CONDENSED CONSOLIDATED INCOME STATEMENTS
         (unaudited, in thousands, except per share amounts)


                                                   Three Months Ended
                                                        March 31,
                                                 ---------------------
                                                    1998        1997
                                                    ----        ----

Revenue                                          $ 155,142   $ 155,452
Freight consolidation costs                         89,957      93,786
                                                 ---------   ---------
Net revenue                                         65,185      61,666

Other costs and expenses:
   Salaries and related                             35,029      33,695
   Operating, selling and administrative            23,624      22,061
                                                 ---------   ---------
Total other costs and expenses                      58,653      55,756

Income from operations                               6,532       5,910

Other income/(expense):
   Interest, net                                       665        (136)
   Income from affiliates                            1,298         977
   Other, net                                          352         574
                                                 ---------   ---------
   Total other income/expense, net                   2,315       1,415
                                                 ---------   ---------

Income before taxes                                  8,847       7,325

Taxes on income                                      3,273       2,734
                                                 ---------   ---------
Net income                                       $   5,574   $   4,591
                                                 =========   =========
Net income per share:
   Basic                                         $    0.34   $    0.29
                                                 =========   =========
   Diluted                                       $    0.34   $    0.28
                                                 =========   =========

Weighted average common shares outstanding:
   Basic                                            16,223      15,942
                                                 =========   =========
   Diluted                                          16,523      16,268
                                                 =========   =========


See Notes to Condensed Consolidated Financial Statements

          CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

              CONDENSED  CONSOLIDATED  BALANCE  SHEETS
    (unaudited, in thousands, except share and per share amounts)


                                                  March 31   December 31
                                                    1998        1997
                                                    ----        ----
                                  ASSETS
                                  ------

Current assets:
   Cash and equivalents                          $  22,739   $  16,873
   Short-term investments                           26,366      34,494
   Trade receivables, less allowance
       for doubtful accounts of:
       1998, $7,123; 1997, $6,964                  204,335     212,114
   Other receivables                                 4,634       4,954
   Other current assets                              8,704      11,261
                                                 ---------   ---------
       Total current assets                        266,778     279,696

Property                                           140,621     139,514
   Less accumulated depreciation                   (66,909)    (65,523)
                                                 ---------   ---------
       Property - net                               73,712      73,991

Marketable securities available for sale             1,289       1,284
Investments in unconsolidated affiliates            41,760      40,487
Goodwill and other assets                           25,877      26,362
                                                 ---------   ---------
Total assets                                     $ 409,416   $ 421,820
                                                 =========   =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
   Notes payable to banks                        $   2,013   $   2,847
   Trade payables                                  139,687     142,559
   Accrued salaries and related costs               10,225      11,217
   Dividends payable                                   -         2,189
   Income taxes payable                              8,044       6,660
   Other liabilities                                19,417      16,763
                                                 ---------   ---------
       Total current liabilities                   179,386     182,235

Deferred income taxes                               11,574      12,405
Long-term notes payable                             12,499      27,702
Commitments and contingencies                          -           -

Stockholders' equity:
   Preferred stock, $1 par:
       shares authorized, 1,000,000                    -           -
   Common stock, $1 par: shares
       authorized, 40,000,000; shares
       issued and outstanding 1998,
       16,256,239; 1997, 16,234,011                 28,836      28,400
   Retained earnings                               192,156     186,576
   Accumulated other comprehensive income          (15,035)    (15,498)
                                                 ---------   ---------
       Total stockholders' equity                  205,957     199,478
                                                 ---------   ---------
Total liabilities and stockholders' equity       $ 409,416   $ 421,820
                                                 =========   =========



      See Notes to Condensed Consolidated Financial Statements

          CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
          -------------------------------------------------

        CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                      (unaudited, in thousands)

                                                   Three Months Ended
                                                        March 31,
                                                 ---------------------
                                                    1998        1997
                                                    ----        ----
Operating activities:
   Net income                                    $   5,574   $   4,591
   Adjustments to reconcile net income to net
   cash provided by operating activities:
         Depreciation and amortization               3,138       2,800
         Gains on sales of assets                      (10)       (593)
         Deferred income taxes                        (830)      2,152
         Equity in earnings of affiliates           (1,226)       (976)
         Net effect of changes in working capital   11,101      (3,098)
         Other                                         -           188
                                                 ---------   ---------
Net cash provided by operating activities           17,747       5,064

Investing activities:
   Proceeds from sales of property                      56         977
   Proceeds from sales of marketable securities        -           473
   Proceeds from sales of short-term
         investments, net                            8,128        (442)
   Capital expenditures                             (2,403)     (3,114)
   Acquisitions of businesses                         (168)     (1,776)
   Other                                                (1)         76
                                                 ---------   ---------
Net cash provided by (used in)
   investing activities                              5,612      (3,806)

Financing activities:
   Repayment of long-term notes payable - net      (15,203)      4,641
   Decrease in notes payable                          (834)        (54)
   Payments of dividends                            (2,193)     (1,911)
   Proceeds from exercise of stock options             307       1,212
   Other                                               -            50
                                                 ---------   ---------
Net cash (used in) provided by
   financing activities                            (17,923)      3,938

Effect of exchange rate changes on cash                430        (737)
                                                 ---------   ---------
Increase in cash and equivalents                     5,866       4,459

Cash and equivalents at beginning of period         16,873      31,522
                                                 ---------   ---------
Cash and equivalents at end of period            $  22,739   $  35,981
                                                 =========   =========





      See Notes to Condensed Consolidated Financial Statements

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        ----------------------------------------------------
                             (unaudited)

Note 1 - General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Circle International Group, Inc. (the Company) 1997 Annual Report to Stockholders incorporated by reference in the Company's 1997 Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q.

Certain  1997 amounts have been reclassified to conform to  the  1998 presentation.


Note 2 - Business Segment Information

The Company operates in the international logistics services industry, which encompasses air freight forwarding, ocean freight forwarding, customs brokerage and other logistics services. Certain information regarding the Company's operations by region is summarized as follows:

                                 Europe &      Asia &                 Elimi-   Consoli-
                     Americas  Middle East South Pacific Corporate   nations    dated
                      ------     -------      -------     -------    -------   -------
                                            (in thousands)

Three months ended
March 31, 1998:
Total revenue        $ 85,942   $ 35,349     $ 37,573    $    -     $ (3,722)  $155,142
Transfers between
   regions             (1,578)      (653)      (1,491)        -        3,722        -
                     --------   --------     --------    --------   --------   --------
Revenues from
   customers         $ 84,364   $ 34,696     $ 36,082    $    -     $    -     $155,142
                     ========   ========     ========    ========   ========   ========

Net revenue          $ 35,609   $ 17,986     $ 11,590    $    -     $    -     $ 65,185
                     ========   ========     ========    ========   ========   ========
Income (loss)
   from operations   $  3,737   $  2,268     $  2,016    $ (1,489)  $    -     $  6,532
                     ========   ========     ========    ========   ========   ========


Three months ended
March 31, 1997:
Total Revenue        $ 94,853   $ 32,843     $ 32,142    $    -     $ (4,386)  $155,452
Transfers between
   regions             (1,850)    (1,136)      (1,400)        -        4,386        -
                     --------   --------     --------    --------   --------   --------
Revenues from
   customers         $ 93,003   $ 31,707     $ 30,742    $    -     $    -     $155,452
                     ========   ========     ========    ========   ========   ========

Net revenue          $ 34,389   $ 16,604     $ 10,673    $    -     $    -     $ 61,666
                     ========   ========     ========    ========   ========   ========
Income (loss)
   from operations   $  3,491   $  2,003     $  1,719    $ (1,303)  $    -     $  5,910
                     ========   ========     ========    ========   ========   ========


Revenue from transfers between regions represents approximate amounts that would be charged if the services were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue.

Note 3 - Changes in Accounting Principles

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. Other comprehensive income for the Company includes foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale.

The Company's total comprehensive income was as follows:

                                          Three Months Ended
                                               March 31,
                                           1998        1997
                                           ----        ----
                                            (in thousands)

Net income                               $  5,574    $  4,591
Other comprehensive income (loss):
   Change in foreign currency
      translation adjustment                  460      (2,547)
   Unrealized gains on marketable
      securities                                3         297
                                         --------    --------
Comprehensive income                     $  6,037    $  2,341
                                         ========    ========

Note 4 - New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this Statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of disclosures. The year-end reporting requirements of this Statement are effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The interim reporting requirements of SFAS No. 131 are effective in subsequent fiscal years.

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

                                Three Months Ended March 31,
                                  1998             1997
                                  ----             ----
                                      (in thousands)
Revenue
-------
Air freight forwarding        $ 99,418   64%   $ 99,373   64%
Ocean freight forwarding        23,869   15%     27,004   17%
Customs brokerage and other     31,855   21%     29,075   19%
                              --------------   --------------
                              $155,142  100%   $155,452  100%
                              ==============   ==============

Net Revenue
-----------
Air freight forwarding        $ 24,552   38%   $ 23,568   38%
Ocean freight forwarding         8,778   13%      9,023   15%
Customs brokerage and other     31,855   49%     29,075   47%
                              --------------   --------------
                              $ 65,185  100%   $ 61,666  100%
                              ==============   ==============


Results of Operations
---------------------

Three Months ended March 31, 1998 Vs 1997:
------------------------------------------

Revenue remained substantially unchanged at $155.1 million in 1998 from $155.5 million reported in 1997. Net revenue, which represents revenue less freight consolidation costs, was up 6% to $65.2 million compared to $61.7 million in the first quarter of 1997. Net revenue increased despite a negative foreign exchange effect of approximately $4.2 million or 7% resulting from a stronger U.S. Dollar when converting foreign currency net revenues into U.S. Dollars for financial reporting purposes. Net income rose 21% to $5.6 million as compared to $4.6 million in the first three months of 1997.

Air freight forwarding revenue remained unchanged at $99.4 million. Air freight forwarding net revenue increased 4% or $1.0 million over the prior period due to both increased volumes and improved margins. In Asia, the Company handled higher volumes with higher margins. In Europe, higher volumes were handled mainly due to increased intra-Europe activity, which has lower margins than other trade lanes. In North America, the same level of weight was exported but due to a shift in destination locations, the revenue generated was reduced. This reduction in revenue was offset by lower carrier costs thereby producing a higher overall margin.

Ocean freight forwarding revenue decreased 12% or $3.1 million over the prior year, while ocean freight forwarding net revenue decreased 3% or $0.2 million. The Company's North America operations experienced lower volumes as well as a shift of export activity from Asia to other parts of the world, resulting in a revenue decrease. This decrease was partially offset by effective management of carrier costs.

Customs brokerage and other net revenue increased 10%, or $2.8 million in the quarter, driven by higher import activity in all regions except Asia Pacific where imports were dampened by the weakened local currencies.

Salaries and related costs increased 4% as a result of hiring more employees to serve new customers and to handle business growth. However, salaries as a percentage of net revenues dropped 1%.

Operating, selling, and administrative expenses increased $1.6 million due in part to an increase in occupancy costs related to additional warehousing and distribution facilities as well as an increase in depreciation related to the upgrading of computer systems. There were also higher communication costs across all regions, due to a higher volume of transactions.

Total other income/expense, net increased 64%. Effective cash management enabled the company to reduce debt and report interest income of $0.7 million for the first quarter of this year compared to interest expense of $0.1 million last year. In addition, income from affiliates increased 33% over last year.

The effective income tax rate of 37% was unchanged from last year. The effective tax rate for 1998 is estimated based on the geographic mix of income.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations increased to $17.7 million for the three months ended March 31, 1998 from $5.1 million during the same period last year. The Company received $8.1 million from the sale of short-term investments for the three months ended March 31, 1998. The Company reduced commercial paper issued and outstanding by $15 million, from $25 million as of December 31, 1997 to $10 million as of March 31, 1998.

Working capital decreased $11.1 million during the three months ended March 31, 1998. This is primarily attributable to a reduction in trade receivables associated with lower revenue and collection efforts, as well as a reduction in other current assets.

Capital expenditures for the Company for the three months ended March 31, 1998 were $2.4 million. Capital expenditures for the year are expected to be comparable to 1997, depending on lease vs. buy opportunities.

The semi-annual dividend of $0.135 per share declared in December 1997 was paid during the first quarter of 1998 for a total of $2.2 million.

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

Year 2000
---------

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


ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not yet applicable.

II.  OTHER INFORMATION
----------------------

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits:

                Exhibit 11.1, Computation of Earnings Per Share, Page 12, EDGAR filing only.
                Exhibit 27, Financial Data Schedule, Page 13, EDGAR filing only.

           (b)  Form 8-K:

                The Company filed the following report on Form 8-K on March 31, 1998:
                Item 5  -  Other Events:
                     Filed amendments to Financial Data Schedules
                     (Exhibit 27) for the years ended December 31, 1995 and 1996 and for each of the quarters of fiscal years 1996 and 1997, to reflect diluted earnings per share as required by SFAS No. 128, "Earnings per Share".



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

                                CIRCLE INTERNATIONAL GROUP, INC.
                                -------------------------------
                                Registrant



Dated:  May 14, 1998



                                /S/          Peter Gibert
                                -------------------------------
                                Peter Gibert, Chairman of the Board
                                President and Chief Executive Officer




                                /S/          Janice Kerti
                                -------------------------------
                                Janice Kerti, Senior Vice President
                                and Chief Financial Officer