Form 10-Q
period 1998-06-30
CIRCLE INTERNATIONAL GROUP INC /DE/
filed 1998-08-17
CIK 45674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At August 12, 1998 the number of shares outstanding of the registrant's common stock was 17,112,619.

                                TABLE OF CONTENTS
                                -----------------


Part I.  Financial Information                                           Page
------   ---------------------                                           ----

         Item 1.    Financial Statements:

                    Condensed Consolidated Income Statements
                    for the three and six months ended
                    June 30, 1998 and 1997                                  3

                    Condensed Consolidated Balance Sheets,
                    June 30, 1998 and December 31, 1997                     4

                    Condensed Consolidated Statements of
                    Cash Flows for the six months ended
                    June 30, 1998 and 1997                                  5

                    Notes to Condensed Consolidated Financial
                    Statements                                              6

         Item 2.    Management's Discussion and Analysis of

                    Financial Condition and Results
                    of Operations                                           9

         Item 3.    Quantitative and Qualitative Disclosures

                    About Market Risk                                      12

Part II. Other Information
-------  -----------------

         Item 4.    Submission of Matters to a Vote of Security Holders    13

         Item 5.    Other Information                                      13

         Item 6.    Exhibits and Reports on Form 8-K                       13

I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

                CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                -------------------------------------------------

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
               (unaudited, in thousands, except per share amounts)

                                Three Months Ended        Six Months Ended
                                     June 30,                  June 30,
                                -----------------         -----------------
                                1998         1997         1998        1997
                                ----         ----         ----        ----

Revenue                      $  165,909   $  166,944   $  321,052   $  317,281
Freight consolidation costs      96,928      101,349      186,886      190,745
                             -----------  -----------  -----------  -----------
Net revenue                      68,981       65,595      134,166      126,536

Other costs and expenses:
    Salaries and related         34,478       33,607       69,507       66,939
    Operating, selling and
    administrative               25,524       23,158       49,148       44,857
                             -----------  -----------  -----------  -----------
Total other costs and
expenses                         60,002       56,765      118,655      111,796

Income from operations            8,979        8,830       15,511       14,740

Other income/(expense):
    Interest, net                 1,163           76        1,829          (59)
    Income from affiliates        1,244        1,424        2,542        2,401
    Other, net                      469          (96)         821          477
                             -----------  -----------  -----------  -----------
    Total other income, net       2,876        1,404        5,192        2,819

Income before taxes              11,855       10,234       20,703       17,559

Taxes on income                   4,386        3,604        7,660        6,338
                             -----------  -----------  -----------  -----------
Net income                   $    7,469   $    6,630   $   13,043   $   11,221
                             ===========  ===========  ===========  ===========
Net income per share:
    Basic                    $     0.46   $     0.41   $     0.80   $     0.70
                             ===========  ===========  ===========  ===========
    Diluted                  $     0.45   $     0.40   $     0.79   $     0.69
                             ===========  ===========  ===========  ===========
Weighted average common
shares outstanding:
    Basic                        16,255       15,998       16,240       15,971
                             ===========  ===========  ===========  ===========
    Diluted                      16,612       16,379       16,582       16,348
                             ===========  ===========  ===========  ===========

Dividends declared per share $    0.135   $    0.135   $    0.135   $    0.135
                             ===========  ===========  ===========  ===========

            See Notes to Condensed Consolidated Financial Statements

                CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                -------------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (unaudited, in thousands, except share and per share amounts)

                                                        June 30    December 31
                                                          1998          1997
                                                     -----------   -----------
                                     ASSETS
                                     ------
Current assets:
      Cash and equivalents                           $   27,814    $   16,873
      Short-term investments                             18,493        34,494
      Trade receivables, less allowance for
          doubtful accounts of:
          1998, $6,995; 1997, $6,964                    218,209       212,114
      Other receivables                                   5,641         4,954
      Other current assets                                8,845        11,261
                                                     -----------   -----------
          Total current assets                          279,002       279,696

Property                                                148,802       139,514
      Less accumulated depreciation                     (68,133)      (65,523)
                                                     -----------   -----------
          Property - net                                 80,669        73,991

Goodwill                                                 41,506        29,975
      Less accumulated amortization                      (8,851)       (7,961)
                                                     -----------   -----------
          Goodwill - net                                 32,655        22,014

Marketable securities available for sale                  1,485         1,284
Investments in unconsolidated affiliates                 42,779        40,487
Other assets                                              3,600         4,348
                                                     -----------   -----------
Total assets                                         $  440,190    $  421,820
                                                     ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
      Notes payable to banks                         $    1,693    $    2,847
      Trade payables                                    152,671       142,559
      Accrued salaries and related costs                 10,995        11,217
      Dividends payable                                   2,427         2,189
      Income taxes payable                                7,978         6,660
      Other liabilities                                  18,247        15,301
                                                     -----------   -----------
          Total current liabilities                     194,011       180,773

Minority interest                                         5,315         1,462
Deferred income taxes                                    13,436        12,405
Long-term notes payable                                  17,768        27,702
Commitments and contingencies                               -             -

Stockholders' equity:
      Preferred stock, $1 par:
       shares authorized, 1,000,000                         -             -
      Common stock, $1 par: shares authorized,
       40,000,000; shares issued and outstanding
       1998, 16,295,982; 1997, 16,234,011                29,513        28,400
      Retained earnings                                 197,241       186,576
      Unrealized loss in value of marketable
       securities, net                                      (10)           (9)
      Cumulative translation adjustments                (17,084)      (15,489)
                                                     -----------   -----------
          Total stockholders' equity                    209,660       199,478
                                                     -----------   -----------
Total liabilities and stockholders' equity           $  440,190    $  421,820
                                                     ===========   ===========


            See Notes to Condensed Consolidated Financial Statements

                CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                -------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                          Six Months Ended
                                                               June 30,
                                                         ------------------
                                                         1998          1997
                                                         ----          ----
Operating activities:
      Net income                                      $  13,043     $  11,221
      Adjustments to reconcile net income
      to net cash provided by operating activities:
          Depreciation and amortization                   6,405         5,796
          Gains on sales of assets                         (142)         (629)
          Deferred income taxes                           1,031           948
          Equity in earnings of affiliates,
              net of dividends received                  (2,042)       (2,172)
          Net effect of changes in working capital       12,017        (2,376)
                                                      ----------    ----------
Net cash provided by operating activities                30,312        12,788

Investing activities:
      Proceeds from sales of property                       588         1,135
      Proceeds from sales of marketable securities          -           3,759
      Proceeds from sales of short-term
          investments, net                               16,001           -
      Capital expenditures                               (4,984)       (6,019)
      Acquisitions of businesses                        (12,722)       (1,776)
      Other                                                  68          (326)
                                                      ----------    ----------
Net cash used in investing activities                    (1,049)       (3,227)

Financing activities:
      (Repayment) issuance of long-term
          notes payable - net                           (15,298)        5,220
      Decrease in notes payable                          (1,154)          -
      Payments of dividends                              (2,193)       (1,915)
      Proceeds from exercise of stock options               935         2,451
                                                      ----------    ----------
Net cash (used in) provided by financing
      activities                                        (17,710)        5,756
Effect of exchange rate changes on cash                    (612)         (649)
                                                      ----------    ----------
Increase in cash and equivalents                         10,941        14,668

Cash and equivalents at beginning of period              16,873        31,522
                                                      ----------    ----------
Cash and equivalents at end of period                 $  27,814     $  46,190
                                                      ==========    ==========

            See Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

Note 1 - General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Circle International Group, Inc. (the Company) 1997 Annual Report to Stockholders incorporated by reference in the Company's 1997 Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q. Certain prior income statement amounts for the three months ended June 30, 1997 have been reclassified from previously reported amounts. The reclassification had no effect on the six months ended June 30, 1997 results. Other 1997 amounts have been reclassified to conform to the 1998 presentation.

Note 2 - New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this Statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of disclosures. The year-end reporting requirements of this Statement are effective for the Company's fiscal year ending December 31, 1998, with earlier application permitted. The interim reporting requirements of SFAS No. 131 are effective in subsequent fiscal years.

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

The Company's total comprehensive income was as follows:

                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                    ------------------     ------------------
                                      1998       1997        1998       1997
                                      ----       ----        ----       ----
                                       (in thousands)         (in thousands)

Net income                         $  7,469   $  6,630    $ 13,043   $ 11,221

Other comprehensive income (loss):
    Change in foreign currency
      translation adjustment         (2,055)       274      (1,595)    (2,273)
    Unrealized gains (losses)
      on marketable securities           (4)        10          (1)       307
                                   ---------  ---------   ---------  ---------
Comprehensive income               $  5,410   $  6,914    $ 11,447   $  9,255
                                   =========  =========   =========  =========


Note 3 - Business Segment Information

The Company operates in the international logistics services industry, which encompasses air freight forwarding, ocean freight forwarding, customs brokerage and other logistics services. Certain information regarding the Company's operations by region is summarized as follows:

                            Europe &    Asia &
                             Middle     South                 Elimi-    Consoli-
                Americas      East     Pacific   Corporate   nations     dated
                ---------  ---------  ---------  ---------  ---------  ---------
                                          (in thousands)
Three months ended
June 30, 1998:
Total revenue   $ 85,917   $ 39,715   $ 44,364   $    -     $ (4,087)  $165,909
Transfers
between regions   (1,581)    (1,032)    (1,474)       -        4,087        -
                ---------  ---------  ---------  ---------  ---------  ---------
Revenues
from customers  $ 84,336   $ 38,683   $ 42,890   $    -     $   -      $165,909
                =========  =========  =========  =========  =========  =========
Net revenue     $ 36,101   $ 19,718   $ 13,162   $    -     $   -      $ 68,981
                =========  =========  =========  =========  =========  =========
Income (loss)
from operations $  5,226   $  3,484   $  2,148   $ (1,879)  $   -      $  8,979
                =========  =========  =========  =========  =========  =========

Three months ended
June 30, 1997:
Total revenue   $ 94,647   $ 37,116   $ 39,913   $    -     $ (4,732)  $166,944
Transfers
between regions   (1,610)    (1,127)    (1,995)       -        4,732        -
                ---------  ---------  ---------  ---------  ---------  ---------
Revenues
from customers  $ 93,037   $ 35,989   $ 37,918   $    -     $    -     $166,944
                =========  =========  =========  =========  =========  =========
Net revenue     $ 35,655   $ 17,690   $ 12,250   $    -     $    -     $ 65,595
                =========  =========  =========  =========  =========  =========
Income (loss)
from operations $  5,713   $  3,111   $  2,383   $ (2,377)  $    -     $  8,830
                =========  =========  =========  =========  =========  =========

Six months ended
June 30, 1998:
Total revenue   $171,859   $ 75,062   $ 81,940   $    -     $ (7,809)  $321,052
Transfers
between regions   (3,159)    (1,684)    (2,966)       -        7,809        -
                ---------  ---------  ---------  ---------  ---------  ---------
Revenues
from customers  $168,700   $ 73,378   $ 78,974   $    -     $    -     $321,052
                =========  =========  =========  =========  =========  =========
Net revenue     $ 71,711   $ 37,704   $ 24,751   $    -     $    -     $134,166
                =========  =========  =========  =========  =========  =========
Income (loss)
from operations $  8,963   $  5,751   $  4,164   $ (3,367)  $    -     $ 15,511
                =========  =========  =========  =========  =========  =========

Six months ended
June 30, 1997:
Total revenue   $184,387   $ 69,959   $ 72,054   $    -     $ (9,119)  $317,281
Transfers
between regions   (3,462)    (2,263)    (3,394)       -        9,119        -
                ---------  ---------  ---------  ---------  ---------  ---------
Revenues
from customers  $180,925   $ 67,696   $ 68,660   $    -     $    -     $317,281
                =========  =========  =========  =========  =========  =========
Net revenue     $ 69,319   $ 34,294   $ 22,923   $    -     $    -     $126,536
                =========  =========  =========  =========  =========  =========
Income (loss)
from operations $  9,204   $  5,114   $  4,102   $ (3,680)  $    -     $ 14,740
                =========  =========  =========  =========  =========  =========

Revenue from transfers between regions represents approximate amounts that would be charged if the services were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue.

Note 4 - Acquisitions

During the three months ended June 30, 1998, the Company made two separate acquisitions of the stock and assets of freight forwarders and customs brokers for an aggregate purchase price, net of cash acquired, of $12.3 million. In connection with these acquisitions, the Company recorded goodwill of $11.1 million that is being amortized over estimated useful lives of up to 20 years. The fair value of assets and liabilities acquired are based on preliminary estimates and are subject to change. In addition, the final purchase price of these acquisitions, and related goodwill, is subject to change based on the resolution of certain pre-acquisition contingencies and earn-out provisions.

Note 5 - Subsequent Events

On August 1, 1998, the Company acquired 100% of the outstanding shares of Alrod International, Inc. (Alrod), through an exchange of 770,462 shares of the Company's common stock for Alrod's common stock. Alrod is a privately owned international freight forwarding and customs brokerage company based on the West Coast of the U.S. The total purchase consideration was $21.0 million, of which $1.0 million is to be held in escrow subject to the resolution of certain pre-acquisition contingencies. It is expected that this transaction will be accounted for using the "pooling of interests" method. Alrod has offices and bonded facilities in San Francisco, Los Angeles, Dallas, Houston and San Diego, and in Guadalajara and Tijuana, Mexico.

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

                    Three Months Ended June 30,    Six Months Ended June 30,
                    ---------------------------    -------------------------
                       1998           1997            1998           1997
                                     (dollars in thousands)
Revenue
-------
Air freight
  forwarding      $105,782   64%  $106,941   64%  $205,201   64%  $202,208   64%
Ocean freight
  forwarding        26,945   16%    28,249   17%    50,814   16%    54,244   17%
Customs brokerage
  and other         33,182   20%    31,754   19%    65,037   20%    60,829   19%
                  --------------  --------------  --------------  --------------
    Total         $165,909  100%  $166,944  100%  $321,052  100%  $317,281  100%
                  ==============  ==============  ==============  ==============

Net Revenue
-----------
Air freight
  forwarding      $ 26,446   38%  $ 24,746   38%  $ 50,998   38%  $ 47,602   38%
Ocean freight
  forwarding         9,353   14%     9,095   14%    18,131   14%    18,105   14%
Customs brokerage
  and other         33,182   48%    31,754   48%    65,037   48%    60,829   48%
                  --------------  --------------  --------------  --------------
    Total         $ 68,981  100%  $ 65,595  100%  $134,166  100%  $126,536  100%
                  ==============  ==============  ==============  ==============

Results of Operations
---------------------

Three Months ended June 30, 1998 vs 1997:
-----------------------------------------

Revenue for the quarter was $165.9 million compared to $166.9 million for the same period in 1997. Net revenue, which represents revenue less freight consolidation costs, was up 5% to $69.0 million compared to $65.6 million in the second quarter of 1997. Net revenue increased despite a negative foreign exchange effect of approximately 7% resulting from a stronger U.S. dollar when converting foreign currency net revenues into U.S. dollars for financial reporting purposes. Net income rose 13% to $7.5 million as compared to $6.6 million for the three months ended June 30, 1997.

Air freight forwarding revenue for the second quarter was $105.8 million compared with $106.9 million for the comparable period in 1997. Air freight forwarding net revenue increased 7% or $1.7 million over the prior period due primarily to improved margins and shipments. In Asia Pacific and Europe, the Company handled higher volumes with higher margins. In North America, decreases in export activity to Asia Pacific more than offset increases in volume shipped to other parts of the world. This resulted in an overall reduction in air freight forwarding revenue and net revenue for the region.

Worldwide, the air freight revenue generated was reduced 1% due primarily to a decline in North America exports to Asia Pacific. This reduction in revenue was offset by lower carrier costs thereby producing an increase in net revenue of 7%.

Ocean freight forwarding revenue decreased 5% or $1.3 million over the prior year, while ocean freight forwarding net revenue increased 3% or $0.3 million. The Company's North America operations experienced lower volumes as well as a shift of export activity from Asia Pacific to other parts of the world, resulting in a revenue decrease. This decrease was partially offset by lower carrier costs.

Customs brokerage and other net revenue increased 5%, or $1.4 million in the quarter, driven by higher import activity, primarily in Europe. In Asia Pacific, imports declined due to weakened local currencies.

Salaries and related costs increased 3% as a result of hiring more employees to serve new customers and to handle business growth. However, salaries as a percentage of net revenues dropped one percentage point.

Operating, selling, and administrative expenses increased 10% or $2.4 million due in part to an increase in occupancy costs related to additional warehousing and distribution facilities as well as an increase in professional fees and depreciation related to the upgrading of computer systems and relocation of the information technology group supporting the North America operations. There were also higher communication costs across all regions, due to a higher volume of transactions. Increases in travel costs and bad debt expense were also experienced.

Total Other income/(expense), net increased $1.5 million. The Company reported Interest, net of $1.2 million for the second quarter of this year compared to $0.1 million last year. The increase in Interest, net was attributable to interest income on IRS tax refunds and to a reduction in the Company's debt levels. Income from affiliates during the quarter was lower than the same period last year due, in part, to the impact of the General Motors strike and the downturn in the Venezuela economy on the Company's automotive logistics affiliate. Other, net increased $0.6 million due primarily to overall foreign currency exchange net gains in Asia Pacific.

The effective income tax rate for the second quarter was 37% compared to 35.2% for the comparable period of 1997. The effective tax rate for 1998 is estimated based on the geographic mix of taxable income.

Six Months ended June 30, 1998 vs 1997:
---------------------------------------

Revenue for the first six months was $321.1 million compared to $317.3 million for the same period in 1997. Net revenue, which represents revenue less freight consolidation costs, was up 6% to $134.2 million compared to $126.5 million for the same period in 1997. Net revenue increased despite a negative foreign exchange effect of approximately 7% resulting from a stronger U.S. dollar when converting foreign currency net revenues into U.S. dollars for financial reporting purposes. Net income rose 16% to $13.0 million as compared to $11.2 million for the six months ended June 30, 1997.

Air freight forwarding revenue for the first six months was $205.2 million compared with $202.2 million for the comparable period in 1997. Air freight forwarding net revenue increased 7% or $3.4 million over the prior period due primarily to improved margins. In Asia Pacific, the Company handled higher volumes with higher margins. In Europe, revenue and net revenue increased due to higher volumes handled. In North America, decreases in export activity to Asia Pacific more than offset increases in volume shipped to other parts of the world. This resulted in an overall reduction in air freight forwarding revenue and net revenue for the region.

Worldwide, the air freight revenue generated increased 1% due to growth in all regions except North America. Effective management of carrier costs produced an increase in net revenue of 7%.

Ocean freight forwarding revenue decreased 6% or $3.4 million over the prior year, while ocean freight forwarding net revenue was substantially unchanged. The Company's North America operations experienced lower volumes as well as a shift of export activity from Asia Pacific to other parts of the world, resulting in a revenue decrease. The overall revenue decrease was offset by effective management of carrier costs resulting in flat net revenue.

Customs brokerage and other net revenue increased 7%, or $4.2 million for the first six months, driven by higher import activity, primarily in Europe. In Asia Pacific, imports declined due to weakened local currencies.

Salaries and related costs increased 4% as a result of hiring more employees to serve new customers and to handle business growth. However, salaries as a percentage of net revenues dropped one percentage point.

Operating, selling, and administrative expenses increased 10% or $4.3 million due in part to an increase in occupancy costs related to additional warehousing and distribution facilities as well as an increase in professional fees and depreciation related to the upgrading of computer systems and relocation of the information technology group supporting the North America operations. There were also higher communication costs across all regions, due to a higher volume of transactions. Increases in travel costs and bad debt expense were also experienced.

Total Other income/(expense), net increased $2.4 million. The Company reported interest income of $1.8 million for the first six months of this year compared to interest expense of $0.1 million last year. The increase in Interest, net was attributable to interest income on IRS tax refunds and to a reduction in the Company's debt levels. Income from affiliates for the first six months was 6% higher than the same period last year due to 33% higher income during the first quarter of this year compared to last year. This growth was partially offset during the second quarter by the impact of the General Motors strike and the downturn in the Venezuela economy on the Company's automotive logistics affiliate. Other, net increased $0.3 million due primarily to overall foreign currency exchange net gains in Asia Pacific.

The effective income tax rate for the first six months was 37% compared to 36.1% for the comparable period of 1997. The effective tax rate for 1998 is estimated based on the geographic mix of taxable income.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations increased to $30.3 million for the six months ended June 30, 1998, from $12.8 million during the same period last year. The Company received $16.0 million from the sale of short-term investments for the six months ended June 30, 1998. The Company used cash of $12.7 million cash to acquire businesses for the six months ended June 30, 1998. The Company reduced commercial paper issued and outstanding by $15.0 million, from $25.0 million as of December 31, 1997 to $10.0 million as of June 30, 1998.

Working capital decreased $12.0 million during the six months ended June 30, 1998. This is primarily attributable to a reduction in other current assets, and an increase in trade payables and other liabilities.

Capital expenditures for the Company for the six months ended June 30, 1998, were $5.0 million. Capital expenditures for the year are expected to be comparable to 1997, depending on lease vs. buy opportunities.

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

Year 2000
---------

As an international freight forwarder, customs broker and supply chain logistics provider operating in many countries, the Company is dependent on computer systems and applications to conduct its business. The Company is currently engaged in a project to upgrade its information, accounting and operational systems to provide a more integrated and cost effective means of conducting its business. A critical factor in this project is ensuring the software programs purchased or designed internally are Year 2000 compliant.

The Company has substantially completed the inventory phase for its purchased and internally developed software applications. The assessment and remediation stages are currently underway. This phase is expected to be substantially complete by March 31, 1999. Testing and certification is targeted for completion by September, 1999.

In addition, the Company has begun an evaluation of certain facilities' infrastructure components.

     The Company has initiated communications with its critical external relationships to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company relies will be timely converted and would not have an adverse effect on the Company's operations.

The costs of the Year 2000 compliance efforts are being funded with cash flows from operations. Some of these costs relate solely to the modification of existing systems, while others are for new systems which will improve business efficiency. In total, these costs are not expected to be substantially different from the normal, recurring costs that are incurred for systems development and implementation. As a result, these costs are not expected to have a material adverse effect on the Company's overall results of operations or cash flows.

The Company's current estimate of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were derived using assumptions of future events including the continued availability of certain resources, third party modification plans and implementation success and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not yet applicable.

II.  OTHER INFORMATION
----------------------

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The annual meeting of shareholders was held on May 11, 1998. Peter Gibert and Edwin J. Holman were elected as directors, as tabulated below:
                                                                  Against or
             Election of Directors               For               Withheld
                                                 ---               --------

             Peter Gibert                     14,054,301            37,106
             Edwin J. Holman                  14,054,010            37,397

             In  addition, Wesley J. Fastiff, John M. Kaiser, John M. Lille, Ray
             C. Robinson, Jr. and Frank J. Wezniak will continue as directors.

             Additionally, the voting results of a proposal to approve the addition of 500,000 shares to the 1994 Omnibus Equity Incentive Plan were as follows:
                                                                  Against or
                                                 For               Withheld
                                                 ---               --------

             Addition of 500,000 shares
             to the 1994 Omnibus Equity
             Incentive Plan.                   8,567,857          5,523,550

     ITEM 5. OTHER INFORMATION

             In accordance with Rule 14a-4(c)(1) promulgated by the Securities and Exchange Commission, management proxies intend to use their discretionary voting authority with respect to any shareholder proposal raised at the Company's annual meeting as to which the proponent fails to notify the Company on or before February 10, 1999.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits:

                 Exhibit 11.1, Computation of Earnings Per Share, EDGAR filing only. Exhibit 27, Financial Data Schedule, EDGAR filing only.

             (b) Form 8-K:

                 The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CIRCLE INTERNATIONAL GROUP, INC.
                                   --------------------------------
                                   Registrant



Dated:  August 14, 1998



                                    /S/     Peter Gibert
                                    -------------------------------
                                    Peter Gibert,
                                    Chairman of the Board




                                    /S/     Janice Kerti
                                    -------------------------------
                                    Janice Kerti, Senior Vice President
                                    and Chief Financial Officer