Form 10-Q
period 1998-09-30
CIRCLE INTERNATIONAL GROUP INC /DE/
filed 1998-11-17
CIK 45674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 1998

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

At November 12, 1998 the number of shares outstanding of the registrant's common stock was 17,121,369.

                                TABLE OF CONTENTS



Part I.  Financial Information                                          Page
-------  ---------------------                                          ----

         Item 1.    Financial Statements:
         -------

                    Condensed Consolidated Operating Statements
                    for the three and nine months ended
                    September 30, 1998 and 1997                           3

                    Condensed Consolidated Balance Sheets,
                    September 30, 1998 and December 31, 1997              4

                    Condensed Consolidated Statements of
                    Cash Flows for the nine months ended
                    September 30, 1998 and 1997                           5

                    Notes to Condensed Consolidated Financial
                    Statements                                            6

         Item 2.    Management's Discussion and Analysis of
         -------
                    Financial Condition and Results
                    of Operations                                         9

         Item 3.    Quantitative and Qualitative Disclosures
         -------
                    About Market Risk                                    13

Part II. Other Information
-------- -----------------

         Item 4.    Submission of Matters to a Vote of Security Holders  14
         -------

         Item 5.    Other Information                                    14
         -------

         Item 6.    Exhibits and Reports on Form 8-K                     14
         -------

I. FINANCIAL INFORMATION
------------------------

      ITEM 1. FINANCIAL STATEMENTS

               CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------

                   CONDENSED CONSOLIDATED OPERATING STATEMENTS
               (unaudited, in thousands, except per share amounts)

                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                 ----------------------   ---------------------

                                     1998         1997        1998        1997
                                     ----         ----        ----        ----
Revenue                           $ 190,998    $ 180,771   $ 532,798   $ 522,545
Freight consolidation costs         113,413      111,041     313,635     319,006
                                  ---------    ---------   ---------   ---------
Net revenue                          77,585       69,730     219,163     203,539

Other costs and expenses:
    Salaries and related             39,710       36,194     114,214     108,468
    Operating, selling and
       administrative (Note 5)       38,081       24,438      89,377      71,276
                                  ---------    ---------   ---------   ---------
Total other costs and expenses       77,791       60,632     203,591     179,744
                                  ---------    ---------   ---------   ---------
Income (loss) from operations          (206)       9,098      15,572      23,795

Other income:
    Interest income, net                317          369       2,155         305
    Income from affiliates, net         813        1,525       3,355       3,926
    Other, net                          404          294       1,225         772
                                  ---------    ---------   ---------   ---------
    Total other income, net           1,534        2,188       6,735       5,003
                                  ---------    ---------   ---------   ---------
Income before taxes                   1,328       11,286      22,307      28,798

Taxes on income                       1,872        3,956       9,549      10,290
                                  ---------    ---------   ---------   ---------
Net income (loss)                 $    (544)   $   7,330   $  12,758   $  18,508
                                  =========    =========   =========   =========

Net income (loss) per share:
    Basic                         $   (0.03)   $    0.43   $    0.75   $    1.10
                                  =========    =========   =========   =========
    Diluted                       $   (0.03)   $    0.42   $    0.74   $    1.08
                                  =========    =========   =========   =========
Weighted average common
shares outstanding:
    Basic                            17,070       16,862      17,031      16,782
                                  =========    =========   =========   =========
    Diluted                          17,070       17,258      17,351      17,159
                                  =========    =========   =========   =========
Dividends declared per share      $    --      $    --     $   0.135   $   0.135
                                  =========    =========   =========   =========

            See Notes to Condensed Consolidated Financial Statements

                CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                -------------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (unaudited, in thousands, except share amounts)

                                                     September 30,  December 31,
                                                         1998           1997
                                                     -------------  ------------
                                     ASSETS
                                     ------
Current assets:
      Cash and equivalents                             $  37,291      $  17,998
      Short-term investments                              14,528         34,494
      Trade receivables, less allowance
         for doubtful accounts of:
         1998, $8,218; 1997, $7,816                      247,632        223,367
      Other receivables                                    6,292          5,006
      Other current assets                                 8,660         11,264
                                                       ---------      ---------
          Total current assets                           314,403        292,129

Property                                                 158,224        141,518
      Less accumulated depreciation                      (73,177)       (67,405)
                                                       ---------      ---------
          Property, net                                   85,047         74,113

Goodwill                                                  41,273         29,975
      Less accumulated amortization                      (10,257)        (7,961)
                                                       ---------      ---------
          Goodwill, net                                   31,016         22,014

Marketable securities available for sale                   1,455          1,284
Investments in unconsolidated affiliates                  42,469         40,487
Other assets                                               3,947          4,372
                                                       ---------      ---------
Total assets                                           $ 478,337      $ 434,399
                                                       =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
      Notes payable to banks                            $   5,711         2,847
      Trade payables                                      173,599       153,644
      Accrued salaries and related costs                   12,991        11,217
      Dividends payable                                      --           2,189
      Income taxes payable                                  5,354         6,660
      Other liabilities                                    33,212        15,301
                                                        ---------     ---------
          Total current liabilities                       230,867       191,858

Minority interests                                          4,001         1,462
Deferred income taxes                                      13,633        12,405
Long-term notes payable                                    16,654        27,702
Commitments and contingencies                                --            --

Stockholders' equity:
      Preferred stock, $1 par: shares
      authorized, 1,000,000                                  --            --
      Common stock, $1 par: shares authorized,
         40,000,000; shares issued and outstanding
         1998, 17,071,548; 1997, 17,004,653                30,417        28,456
      Retained earnings                                   198,502       188,014
      Unrealized loss in value of marketable
         securities, net                                      (30)           (9)
      Cumulative translation adjustments                  (15,707)      (15,489)
                                                        ---------     ---------
          Total stockholders' equity                      213,182       200,972
                                                        ---------     ---------
Total liabilities and stockholders' equity              $ 478,337     $ 434,399
                                                        =========     =========


            See Notes to Condensed Consolidated Financial Statements

                CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                -------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                              1998        1997
                                                              ----        ----
Operating activities:
     Net income                                            $ 12,758    $ 18,508
     Adjustments to reconcile net income to net
     cash provided by operating activities:
            Depreciation and amortization                     9,941       8,960
            Gains on sales of assets                           (116)       (684)
            Deferred income taxes                             1,228       6,896
            Equity in earnings of affiliates,
               net of dividends received                     (1,731)     (3,293)
            Net effect of changes in working capital         15,516       1,173
                                                           --------    --------
Net cash provided by operating activities                    37,596      31,560
                                                           --------    --------

Investing activities:
     Proceeds from sales of property                          1,004       1,461
     Proceeds from sales of marketable securities              --         6,660
     Proceeds from sales/(purchases) of short-term
        investments, net                                     19,966      (6,926)
     Capital expenditures                                    (8,757)    (10,272)
     Acquisitions of businesses                             (12,973)     (1,942)
     Other                                                       44         (62)
                                                           --------    --------
Net cash used in investing activities                          (716)    (11,081)
                                                           --------    --------

Financing activities:
     Repayment of long-term notes payable, net              (16,413)     (5,918)
     Increase (decrease) in notes payable                     2,864      (4,877)
     Payments of dividends                                   (5,283)     (4,399)
     Proceeds from exercise of stock options                  1,790       4,161
                                                           --------    --------
Net cash used in financing activities                       (17,042)    (11,033)
                                                           --------    --------

Effect of exchange rate changes on cash                        (545)     (3,032)
                                                           --------    --------
Increase in cash and equivalents                             19,293       6,414
Cash and equivalents at beginning of period                  17,998      31,564
                                                           --------    --------
Cash and equivalents at end of period                      $ 37,291    $ 37,978
                                                           ========    ========

            See Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

Note 1 - General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Circle International Group, Inc. (the Company) 1997 Annual Report to Stockholders incorporated by reference in the Company's 1997 Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q. All 1998 and 1997 information included in this Form 10-Q has been restated to reflect the acquisition of Alrod International, Inc. that was accounted for as a pooling of interests (See Note 4). Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

Note 2 - New Accounting Standards

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. Other comprehensive income for the Company includes cumulative translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale.

The Company's total comprehensive income was as follows:

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                    --------------------    --------------------
                                       1998      1997        1998         1997
                                       ----      ----        ----         ----
                                       (in thousands)          (in thousands)

Net Income (loss)                    $  (544)   $ 7,330    $ 12,758    $ 18,508

Other comprehensive income (loss):
   Change in cumulative
   translation adjustments             1,377     (4,334)       (218)     (6,607)
   Unrealized gains (losses)
   on marketable securities, net         (20)        78         (21)        385
                                     -------    -------    --------    --------
Comprehensive income                 $   813    $ 3,074    $ 12,519    $ 12,286
                                     =======    =======    ========    ========


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

Note 3 - Business Segment Information

The Company operates in the international logistics services industry, which encompasses air freight forwarding, ocean freight forwarding, customs brokerage and other logistics services. Certain information regarding the Company's operations by region is summarized as follows:

                                 Europe &   Asia &
                                  Middle    South              Elimi-  Consoli-
                       Americas    East    Pacific  Corporate nations   dated
                       --------  --------  --------  -------  -------  --------
                                            (in thousands)

Three months ended
September 30, 1998:
Total revenue          $ 96,995  $ 44,679  $ 54,229  $  --    $(4,905) $190,998
Transfers
between regions          (1,739)   (1,137)   (2,029)    --      4,905     --
                       --------  --------  --------  -------  -------  --------
Revenues from
customers              $ 95,256  $ 43,542  $ 52,200  $  --    $  --    $190,998
                       ========  ========  ========  =======  =======  ========
Net revenue            $ 40,621  $ 21,235  $ 15,729  $  --    $  --    $ 77,585
                       ========  ========  ========  =======  =======  ========
Income (loss)
from operations        $ (1,037)    2,827  $  1,527  $(3,523) $  --    $   (206)
                       ========  ========  ========  =======  =======  ========



Three months ended
September 30, 1997:
Total revenue          $105,016  $ 36,634  $ 44,860  $  --    $(5,739) $180,771
Transfers
between regions          (2,618)     (948)   (2,173)    --      5,739     --
                       --------  --------  --------  -------  -------  --------
Revenues from
customers              $102,398  $ 35,686  $ 42,687  $  --    $  --    $180,771
                       ========  ========  ========  =======  =======  ========
Net revenue            $ 39,683  $ 17,523  $ 12,524  $  --    $  --    $ 69,730
                       ========  ========  ========  =======  =======  ========
Income (loss)
from operations        $  6,131     2,230  $  2,531  $(1,794) $  --    $  9,098
                       ========  ========  ========  =======  =======  ========



Nine months ended
September 30, 1998:
Total revenue          $289,603  $119,741  $136,167  $  --   $(12,713) $532,798
Transfers
between regions          (4,906)   (2,828)   (4,979)    --     12,713     --
                       --------  --------  --------  -------  -------  --------
Revenues from
customers              $284,697  $116,913  $131,188  $  --    $  --    $532,798
                       ========  ========  ========  =======  =======  ========
Net revenue            $119,744  $ 58,939  $ 40,480  $  --    $  --    $219,163
                       ========  ========  ========  =======  =======  ========
Income (loss)
from operations        $  8,192     8,579  $  5,691  $(6,890) $  --    $ 15,572
                       ========  ========  ========  =======  =======  ========



Nine months ended
September 30, 1997:
Total revenue          $313,896  $106,593  $116,914  $  --   $(14,858) $522,545
Transfers
between regions          (6,080)   (3,211)   (5,567)    --     14,858     --
                       --------  --------  --------  -------  -------  --------
Revenues from
customers              $307,816  $103,382  $111,347  $  --    $  --    $522,545
                       ========  ========  ========  =======  =======  ========
Net revenue            $116,273  $ 51,818  $ 35,448  $  --    $  --    $203,539
                       ========  ========  ========  =======  =======  ========
Income (loss)
from operations        $ 15,292     7,344  $  6,633  $(5,474) $  --    $ 23,795
                       ========  ========  ========  =======  =======  ========

Revenue from transfers between regions represents approximate amounts that would be charged if the services were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue.

Note 4 - Acquisitions

On August 1, 1998, the Company acquired 100% of the outstanding shares of Alrod International, Inc. (Alrod), a privately owned international freight forwarding and customs brokerage company based on the West Coast of the U.S. In connection with the acquisition, the Company issued 770,642 shares of common stock in exchange for all of the outstanding stock of Alrod. The total purchase consideration was $21.0 million, of which $1.0 million is to be held in escrow subject to the resolution of certain pre-acquisition contingencies. The acquisition was accounted for as a pooling of interests. All financial data for 1998 and 1997 included in this Form 10-Q has been restated to reflect the acquisition of Alrod.

Summarized results of operations of the separate companies for the six months ended June 30, 1998 are as follows (in thousands):

                                  Six Months Ended
                                   June 30, 1998
                                     ----------
Net revenues:
   Circle International Group, Inc.   $134,166
   Alrod International, Inc.             7,412
                                      --------
   Combined                           $141,578
                                      ========

Net income:
   Circle International Group, Inc.   $ 13,043
   Alrod International, Inc.               259
                                      --------
   Combined                           $ 13,302
                                      ========


Note 5 - Special Charges

During the quarter ended September 30, 1998, the Company recorded special charges of $10.7 million related to merger integration costs for Alrod International, Inc., write-off of certain receivables at Circle Trade Services as part of repositioning that business, certain charges related to Latin America operations, facility consolidation, the write down of information technology assets and employee severance costs. These charges are recorded in operating, selling and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the matters set forth in this release are forward-looking statements that are dependent on certain risks and uncertainties including but not limited to such factors as market demand, risks associated with operations outside of the U.S. including currency fluctuations, information technology uncertainties, changing economic conditions including international laws, the concentration of business towards large accounts, the effect of the Company's accounting policies and other risk factors detailed in the Company's SEC filings.

Results of Operations
---------------------

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

                        Three Months Ended               Nine Months Ended
                           September 30,                    September 30,
                           -------------                    -------------
                                       (dollars in thousands)

                       1998             1997            1998            1997
                       ----             ----            ----            ----
Revenue
-------
Air freight
  forwarding      $123,900   65%  $119,647   66%  $345,192   65%  $342,238   65%
Ocean freight
  forwarding        31,333   16%    27,772   16%    83,434   16%    83,600   16%
Customs brokerage
  and other         35,765   19%    33,352   18%   104,172   19%    96,707   19%
                  --------------  --------------  --------------  --------------
   Total          $190,998  100%  $180,771  100%  $532,798  100%  $522,545  100%
                  ==============  ==============  ==============  ==============


Net Revenue
-----------
Air freight
  forwarding      $ 30,915   40%  $ 26,812  38%   $ 85,664   39%  $ 78,879   39%
Ocean freight
  forwarding        10,905   14%     9,566  14%     29,327   13%    27,953   14%
Customs brokerage
  and other         35,765   46%    33,352  48%    104,172   48%    96,707   47%
                  --------------  --------------  --------------  --------------
   Total          $ 77,585  100%  $ 69,730  100%  $219,163  100%  $203,539  100%
                  ==============  ==============  ==============  ==============

Three Months ended September 30, 1998 vs 1997:
----------------------------------------------

Revenue for the quarter was $191.0 million compared to $180.8 million for the same period in 1997. Net revenue, which represents revenue less freight consolidation costs, was up 11% to $77.6 million compared to $69.7 million in the third quarter of 1997. Net revenue increased despite a negative effect from foreign currency translation of approximately 5% resulting from a stronger U.S. dollar when converting foreign currency net revenues into U.S. dollars for financial reporting purposes.

Air freight forwarding revenue for the third quarter increased 4% to $123.9 million compared with $119.6 million for the comparable period in 1997. Air freight forwarding net revenue increased 15% or $4.1 million over the prior period due primarily to improved margins and shipment volume. In Asia Pacific, the Company incurred higher shipment volumes. In Europe, the Company handled higher volumes with higher margins. In North America, decreases in export activity to Asia Pacific more than offset increases in volume shipped to other parts of the world, which resulted in an overall reduction in North America air freight forwarding revenue. This reduction in revenue was offset by lower carrier costs thereby producing a higher overall margin.

Ocean freight forwarding revenue increased 13% or $3.6 million over the prior year, while ocean freight forwarding net revenue increased 14% or $1.3 million. The increases were due primarily to volume increases in Asia Pacific and Europe, but partially offset by volume decreases in North America.

Customs brokerage and other net revenue increased 7%, or $2.4 million for the quarter. In Europe there was higher import activity which was partially offset by lower import activity in Asia Pacific due to weakened local currencies. Warehousing and distribution, and other revenue increased over the same period last year.

Salaries and related costs increased 10% or $3.5 million principally as a result of hiring more employees to serve new customers and to handle business growth. However, salaries as a percentage of net revenues dropped one percentage point, from 52% to 51%.

Operating, selling and administrative expenses increased 56% or $13.6 million primarily due to $10.7 million of special charges previously discussed in Note
5. The remaining $2.9 million increase was due to an increase in occupancy costs related to additional warehousing and distribution facilities as well as an increase in professional fees and depreciation related to the upgrading of computer systems and relocation of the information technology group supporting the North America operations. There were also higher communication costs across all regions, due to a higher volume of transactions.

Total other income, net, decreased $0.7 million due to lower income from affiliates during the quarter. This decrease was due primarily to the effect of the downturn in the Latin America and Asia Pacific economies on the Company's automotive logistics affiliate.

The effective income tax rate for the third quarter was 141.0% compared to 35.1% for the comparable period of 1997. The effective tax benefit from the special charges previously discussed in Note 5 was 24.1% resulting in an overall increase in the tax expense for the quarter. The effective tax rate for the third quarter 1998 excluding the special charges was 37.0% and the change from 35.1% last year is the result of increasing our estimated tax rate on our unconsolidated affiliates. The effective tax rate for 1998 is estimated based on the geographic mix of taxable income and the tax effects of the special charges.

The third quarter 1998 net loss was $0.5 million, or $0.03 per share, compared to $7.3 million, or $0.42 per share earned in the same period last year principally due to the $10.7 million special charges as previously discussed in
Note 5.

Nine Months ended September 30, 1998 vs 1997:
---------------------------------------------

Revenue for the first nine months was up 2% to $532.8 million compared to $522.5 million for the same period in 1997. Net revenue was up 8% to $219.2 million, compared with $203.5 million in the first nine months of last year. Net revenue increased despite a negative foreign exchange effect of approximately 6% resulting from a stronger U.S. dollar when converting foreign currency net revenues into U.S. dollars for financial reporting purposes.

Air freight forwarding revenue for the first nine months increased 1% to $345.2 million compared with $342.2 million for the comparable period in 1997. Air freight forwarding net revenue increased 9% or $6.8 million over the prior period due primarily to improved margins and increased shipment volume. In Asia Pacific, the Company incurred higher shipment volumes. In Europe, the Company handled higher volumes with higher margins. In North America, decreases in export activity to Asia Pacific more than offset increases in volume shipped to other parts of the world, which resulted in an overall reduction in air freight forwarding revenue and net revenue for the region.

Ocean freight forwarding revenue decreased $0.2 million from the prior year, while ocean freight forwarding net revenue increased $1.4 million or 5%. The Company's North America operations experienced lower volumes as well as a shift of export activity from Asia Pacific to other parts of the world, resulting in a revenue decrease. The overall revenue decrease was offset by improved margins from effective management of carrier costs resulting in an increase in ocean freight net revenue.

Customs brokerage and other net revenue increased 8%, or $7.5 million for the first nine months. In Europe there was higher import activity which was partially offset by lower import activity in Asia Pacific due to weakened local currencies. Warehousing and distribution, and other revenue increased over the same period last year.

Salaries and related costs increased 5% or $5.7 million as a result of hiring more employees to serve new customers and to handle business growth. However, salaries as a percentage of net revenues dropped one percentage point from 53% to 52%.

Operating, selling and administrative expenses increased 25% or $18.1 million primarily due to $10.7 million of special charges previously discussed in Note
5. The remaining increase was due to an increase in occupancy costs related to additional warehousing and distribution facilities as well as an increase in professional fees and depreciation related to the upgrading of computer systems and relocation of the information technology group supporting the North America operations. There were also higher communication costs across all regions, due to a higher volume of transactions.

Total other income, net, increased $1.7 million. The Company reported interest income, net, of $2.2 million for the first nine months of this year compared to interest income, net of $0.3 million for the same period last year. The increase in interest, net was attributable to interest income on IRS tax refunds and to a reduction in the Company's debt levels. Income from affiliates for the first nine months was 15% lower than the same period last year due in part to the impact of the General Motors strike and the downturn in the Latin American and Asian economies on the Company's automotive logistics affiliate. Other, net, increased $0.5 million due primarily to overall foreign currency exchange net gains in Asia Pacific.

The effective income tax rate for the nine months ended September 30, 1998 was 42.8% compared to 35.7% for the comparable period of 1997. The effective tax benefit from the special charges previously discussed in Note 5 was 24.1% resulting in an overall increase in the tax expense for the year. The effective tax rate for the nine months ended 1998 excluding the special charges was 37.0% and the change from 35.7% last year is the result of increasing our estimated tax rate on our unconsolidated affiliates. The effective tax rate for 1998 is estimated based on the geographic mix of taxable income and the tax effects of the special charges.

Net income was $12.8 million, or $0.74 per share, down from $18.5 million, or $1.08 per share in the comparable period last year principally due to the $10.7 million special charges as previously discussed in Note 5.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations increased to $37.6 million for the nine months ended September 30, 1998, from $31.6 million during the same period last year. The Company received $20.0 million from the sale of short-term investments for the nine months ended September 30, 1998. The Company used cash of $13.0 million to acquire businesses for the nine months ended September 30, 1998. The Company reduced commercial paper issued and outstanding by $16.0 million, from $25.0 million as of December 31, 1997, to $9.0 million as of September 30, 1998.

Working capital decreased $15.5 million during the nine months ended September 30, 1998. This is primarily attributable to a reduction in other liabilities.

Capital expenditures for the Company for the nine months ended September 30, 1998, were $8.8 million and were funded by working capital. Capital expenditures for the year are expected to be comparable to 1997, depending on lease vs. buy opportunities.

Notes payable increased $2.9 million during the nine months ended September 30, 1998. This is primarily attributable to a $3.8 million overnight loan at quarter end to cover the Company's daily cash position offset by the ongoing pay down of current commercial paper obligations.

The semi-annual dividend of $0.135 per share declared in December 1997 was paid in the first quarter of 1998 for a total of $2.2 million. The Board of Directors declared a semi-annual cash dividend of $0.135 per share on June 29, 1998. This dividend of $2.3 million was paid on September 15, 1998, to shareholders of record August 14, 1998. Total dividends paid, including amounts to minority interest shareholders, for the nine months ended September 30, 1998, was $5.3 million.

The Company makes significant disbursements on behalf of its customers for transportation costs and customs duties. The billings to customers for these disbursements, which are several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on the Company's operating statement, but are reflected in the Company's Trade Receivables and Trade Payables.

Management believes that operating cash flows, the Company's current financial structure and borrowing capacity will be adequate to fund its operations, finance capital expenditures and acquisitions, and pay dividends to stockholders over the coming year.

Year 2000
---------

General Discussion
------------------

The following discussion of the implications of the Year 2000 problem for the Company contains forward-looking statements based on inherently uncertain information. The cost of Year 2000 compliance and the date on which the Company plans to complete its Year 2000 modifications are based on the Company's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ. Moreover, although the Company believes it will be able to make the necessary modifications in advance, there is no assurance that failure to modify the systems would not have a material adverse effect on the Company.

The Company relies on several internal systems to support its freight forwarding, custom brokerage, logistics management and warehouse management systems worldwide. The Company is also reliant upon system capabilities of customs offices, business partners, trading partners, customers, suppliers and governmental agencies in many countries around the world.

The Company places a high degree of reliance on computer systems of such third parties. Although the Company is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999, would not have a material adverse effect on the Company.

Readiness
---------

A Year 2000 Program Management Office has been established to provide overall direction of the Company's Year 2000 efforts worldwide. Internal management reporting requirements have been established. Plans and progress against those plans are reviewed by the Year 2000 Program Management Office and are reported to the Chief Information Officer and the Board of Directors. The core business systems that support the Company in each geographic region have been assessed for Year 2000 compliance and are undergoing upgrades to become Year 2000 compliant. These upgrades to core business systems, including testing and certification, are expected to be completed by September 1999.

The Company has plans for an independent site validation that will result in a Year 2000 Readiness Health Check of all computing resources and non-IT devices located in branch offices worldwide. Mission critical branch office systems and mission critical devices are expected to be renovated or replaced by September 1999.

The Company has accelerated its communication with third parties to determine the extent to which the Company's systems are vulnerable to the non-compliance of these third party systems. Contact information for various customs offices will be gathered and Year 2000 efforts of customs offices will be closely monitored. The Company plans to conduct systems testing with business partners, trading partners, suppliers and key governmental agencies during calendar year 1999. Additionally, the Company is participating with software vendor's user groups in Year 2000 testing of the three core business systems used by the Company. Despite written assurances there is no certainty that the systems of various third parties will be compliant.

Costs
-----

Because of the potential overall impact of Year 2000 on the Company, the Company has adopted a centralized corporate strategy to address the Year 2000 problem. This corporate strategy is budgeted and managed from headquarters and is the responsibility of the Chief Information Officer.

Year 2000 costs are estimated to be $5.8 million through the end of 1999 with an additional $1.4 million estimated for post-Year 2000 work that is deemed non-mission critical. Approximately $3.0 million of this estimate is allocated to testing, including end-to-end testing with business partners, trading partners, critical suppliers and governmental agencies. Approximately $1.0 million is allocated to business contingency planning. The expected funding of all Year 2000 costs is through operational cash flows.

Included in the estimated costs for Year 2000 readiness are the costs of the Year 2000 Health Check to assess branch office systems and non-IT devices, the replacement of mission critical devices, the replacement or modification of application software and the implementation of contingency plans.

Risks
-----

Because of the significant reliance on the systems of third parties unaffiliated with the Company, there can be no assurance that the Company will not experience some disruption in its systems. In the event the Company's systems or the systems of third parties that are critical to the Company's business are not Year 2000 compliant by January 1, 2000, the Company's business performance may be adversely affected.

Certain of the Company's systems may need to operate in a manual mode for some limited time. The Company will work closely with customers and business partners to minimize the impact of manual operations on service levels. The Company believes the greater risk is with the potential non-compliance of third party systems, a risk which is inherent to the industry. The Company is unable to estimate the financial impact of the risks stated above. However, the Company believes that its initiatives to solve the Year 2000 problem, and a comprehensive business contingency plan, should reduce the possibility of a material adverse effect on business operations.

Of all the external risks, the Company believes the most reasonably likely worst case scenario would be a business disruption resulting from an extended communications failure. With its extensive use of technology, the Company is dependent upon data and voice communications to receive, process, track and bill customer orders. Based on the Company's information regarding the readiness of communication carriers, as well as the Company's contingency plans, the Company expects that any such disruption would be localized and of short duration.

Contingency Planning
--------------------

Contingency planning for business continuity will be led by a member of corporate senior management. Each geographic region's contingency plans will reflect the areas of risk that are unique to a particular region or country.

Each branch, country and region will be required to prepare a detailed Contingency Plan and procedures that address the following:
     o    Communication plan (or "telephone tree");
     o    Priority operations and performance thresholds;
     o Emergency instructions for extended outages (includes activation of a "hot site");
     o    Special security instructions;
     o Identification of responsibilities: recovery team director, recovery team command center, command center coordinator, recovery team leaders, recovery team members, damage assessment teams, plan activation process (notification and activation authority);
     o Identification of minimum infrastructure capabilities to operate a location: computer hardware, network infrastructure, software, physical facilities, utilities, vendor support, personnel and embedded systems;
     o    Assure on-hand inventories of mission critical supplies;
     o An assessment of the organization's direct suppliers to determine those that are "high risk";
     o    Identification of the "weak link" in each critical supply chain.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not yet applicable.

II.  OTHER INFORMATION
----------------------

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

      ITEM 5.  OTHER INFORMATION

               None

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits:

                    Exhibit 11.1, Computation of Earnings Per Share, EDGAR filing only.
                    Exhibit 27, Financial Data Schedule, EDGAR filing only.

               (b)  Form 8-K:

                    The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

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

                                    CIRCLE INTERNATIONAL GROUP, INC.
                                    --------------------------------
                                       Registrant



Dated:  November 16, 1998



                                    /S/ David I. Beatson
                                    ------------------------------------
                                        David I. Beatson,
                                        President and Chief Executive Officer




                                    /S/ Janice Kerti
                                    ------------------------------------
                                        Janice Kerti, Senior Vice President
                                        and Chief Financial Officer