Form 10-K
period 1998-12-31
CIRCLE INTERNATIONAL GROUP INC /DE/
filed 1999-03-31
CIK 45674

1998
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998


                          Commission File Number 0-8664

                        Circle International Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   94-1740320
  -------------------------------                    ----------------
  (State of other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                 Identification Number)

           260 Townsend Street
       San Francisco, California                          94107-1719
----------------------------------------                  ----------
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
                  None                                   None

             Securities registered pursuant to Section 12(g) of the Act:
                                 Title of each class
             -----------------------------------------------------------
                          Common Stock, $1.00 par value
           Rights to Purchase Series A Junior Participating Preferred Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 25, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $213,770,250.
     At March 25, 1998, the number of shares outstanding of registrant's Common Stock was 17,131,969.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement dated April 1, 1999 - Part III of this Form 10-K (Items 10, 11, 12 and 13).
     The Exhibit Index is located on pages 21 through 22 hereof.

                                     PART I
                                     ------

ITEM 1  - BUSINESS
------------------

General

Circle International Group, Inc. and subsidiaries ("Circle") is a leader in providing transportation and integrated logistics services for the international movement of goods and the furnishing of value-added information, distribution, and inventory management services to customers worldwide. Circle is principally engaged in international air and ocean freight forwarding, customs brokerage and integrated logistics. Circle provides value-added services in addition to those customarily provided by traditional air freight forwarders, ocean freight forwarders and customs brokers. These services are designed to provide global logistics solutions for customers in order to streamline their supply chain, reduce their inventories, improve their logistics information, enhance their profitability and provide them with more efficient and effective international distribution strategies.

Circle's global array of services benefits customers by reducing overall international logistics costs and increasing the speed and reliability of the delivery of goods worldwide. These services include: air and ocean export and import freight transportation; worldwide customs brokerage, duty drawback, Free Trade Zone management and associated services; global freight tracking; other information management services such as electronic data interchange ("EDI"), electronic invoicing and purchase order management; logistics management;
warehousing and distribution services; inventory and materials management; protective cargo packing; bonded warehousing; project cargo management; global purchasing and trade finance services; and marine insurance (ocean and air coverage).

Circle's global services are supplied through its network of over 300 offices, agents and distribution centers located in over 100 countries on six continents. These facilities are linked by Circle's real-time, on-line communications network that speeds the two-way flow of shipment data and related logistics information between origins and destinations around the world. In addition to its own operations, Circle utilizes a network of overseas agents for comprehensive, global coverage of major trade centers.

Circle commenced operations in 1898, and marked its 100 year anniversary in 1998. It was incorporated in California in 1970, and reincorporated in Delaware in 1987. Unless the context otherwise requires, references to Circle include Circle International Group, Inc. and its subsidiaries.

Certain information regarding Circle's operations by geographic regions for the three years in the period ended December 31, 1998, is included in Note 13 of the Notes to Consolidated Financial Statements.


Recent Developments
-------------------

Organization and Acquisitions

In July 1998, Circle hired a new President and Chief Executive Officer, David I. Beatson. Within three months after his arrival, Mr. Beatson hired new executives to fill the following positions: Chief Information Officer; Chief Operating Officer, North America; Senior Vice President, Global Sales; and Director of Corporate Communications. In January 1999, Mr. Beatson was elected Chairman of Circle's Board of Directors. Circle's former Chairman and Chief Executive Officer, Peter Gibert, relocated to Spain and operates as a minority owner and managing director of Circle's subsidiaries in Spain and Portugal. Circle recently implemented a strategy to strengthen and grow Circle's sales and marketing efforts, particularly in the United States, and has announced a plan to invest further in global information technology. Circle anticipates that there will be more investment in furthering these strategies.

In August 1998, Circle acquired in a transaction accounted for as a pooling of interests all of the stock of Alrod International, Inc., a full-service transportation company with operations on the West Coast of the United States and Mexico. Additionally, in three separate transactions occurring from May to August 1998, Circle acquired 76% of the stock of Concord Express (Singapore) Pte. Ltd., and CE Logistics Asia, Pte. Ltd., and all of the assets of Concord Express (United Kingdom) Ltd. and Concord Express of Texas, Inc. These operations are primarily based in Singapore with branches in Houston, Texas and Prestwick, Scotland and specialize in distribution and transportation services for the high-tech industry. See Note 3 of the Notes to Consolidated Financial Statements for a further discussion of Circle's acquisitions.

Information Systems

Circle continuously enhances its information systems capabilities in order to meet its customers' changing needs and to provide first-class information transmission, processing, and management services. Circle has been a leader in providing its customers with shipment tracking and tracing capabilities and with providing data and reports to better manage the global logistics process.

Circle is devoted to improving the automation of its services in order to support the logistics needs of its customers, increase efficiency and enhance employee productivity. Circle's information systems allow its customers to track shipments, produce variance reports and analyses helpful to managing their business, and provide an easy-to-use electronic mail communication system.

Circle  has  invested  considerable  effort  in its EDI  capabilities  to  allow electronic transmission of shipment documentation according to customer requirements. Additionally, Circle maintains a web-site through which customers can track air freight shipments. Circle continues to link future development of its information systems to the specific requirements of its customers and seeks to connect its customers to its information systems and Internet tools whenever possible. New information systems initiatives include implementation of purchased integrated accounting and operational software within Europe, implementation of imaging, work-flow and document management technology and accounting software for the Americas as well as implementation of warehouse management and sales force automation software worldwide.

Year 2000 remediation efforts present a challenge to Circle because its services depend on third parties (such as airline or ocean carriers, customs authorities, truckers, customers and governmental agencies) around the world. Circle is devoting significant time, effort and expense toward Year 2000 remediation. There is no assurance that the operations of Circle and its customers will not be impacted by Year 2000 events. (For a further discussion of Circle's Year 2000 efforts, see "ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations"; Year 2000.)

Description of Business
-----------------------

INTERNATIONAL AIR FREIGHT FORWARDING

Circle believes that it is one of the largest forwarders of international air freight in the United States. Circle's air freight forwarding and related logistics services include the following: inland transportation of freight from point of origin to distribution center or the carrier's cargo terminal; warehousing and inventory management; cargo assembly; export packing and vendor shipment consolidation; global freight forwarding; charter arrangement and handling; electronic transmittal of logistics documentation; electronic purchase order/shipment tracking; expedited document delivery to overseas destinations for customs clearance; and procurement of cargo insurance. Circle does not own or operate aircraft, which management believes gives Circle increased flexibility to tailor its services to customer requirements.

As a global air freight forwarder, Circle is both a consolidator of air freight shipments (an indirect air carrier) and an airline cargo agent. The following table provides certain information concerning Circle's air freight forwarding business during each of the three years ended December 31, 1998, 1997 and 1996.

                                               Year ended December 31,
                                        1998 (2)        1997 (2)        1996 (2)
                                       ------          ------          ------
                                      (in thousands, except per shipment data)
As indirect carrier:
Revenue (1)                         $ 466,121        $ 452,462       $ 395,968
Revenue net of air freight
  consolidation costs (1)           $ 101,590         $ 87,109        $ 79,567
Number of shipments                       476              466             427
Net revenue per shipment                $ 213            $ 187           $ 186
Weight in kilos                       183,245          181,893         150,513
Kilos per shipment                        385              391             352

As airline agent:
Revenue (1)                          $ 16,580         $ 19,101        $ 22,538
Number of shipments                       109              108             115
Net revenue per shipment                $ 152            $ 177           $ 196
Weight in kilos                        39,075           31,510          33,050
Kilos per shipment                        358              292             287

(1) Management believes that revenue net of air freight consolidation costs ("net revenue") is a better measure for comparison purposes of the above two types of air freight forwarding services offered by Circle because net revenue, like revenue earned by Circle as an airline agent, does not include the carrier's charge to Circle for carrying the shipment.

(2) Previously reported amounts have been restated to reflect the pooling of interests with Alrod International, Inc. in August 1998.

During 1998, Circle's principal air freight forwarding customers were shippers of computer, electronic and high technology equipment, automotive products, machinery and machine parts, consumer goods, clothing, pharmaceuticals, chemicals and aerospace equipment.

The air freight forwarding business of Circle is not dependent on any one customer or industry. Circle provides services to global or multinational customers, as well as regional customers. No customer accounted for more than 5% of Circle's net air freight forwarding revenue in 1998.

Indirect Air Carrier

As an indirect air carrier, Circle procures shipments from its customers, consolidates shipments bound for a particular destination, determines the routing, selects the direct carrier (an airline) with which the consolidated lot is to move and tenders each consolidated lot as a single shipment to the direct carrier for transportation to a destination. At the destination, Circle, or its agent, receives the consolidated lot, breaks it into its component shipments and distributes the individual shipments. During 1998, Circle derived approximately 86% of its net air freight forwarding revenue from its services as an indirect air carrier.

Circle's rates are based on a per kilo charge that generally decreases within a certain range as the weight of the shipment increases. Circle ordinarily charges the shipper a rate less than the rate that the shipper would be charged by an airline. The rates that airlines charge to forwarders and others also generally decrease as the weight of the shipment increases. As a result of the consolidation of its customers' shipments, Circle generally obtains lower rates per kilo from airlines than the rates it charges its customers for individual shipments. This rate differential is the primary source of Circle's net air freight forwarding revenue. Circle's practice is to make prompt adjustments in its rates to match changes in airline rates.

As part of its services, Circle prepares documentation relating to the international movement of goods; provides handling, packing and containerizing services; arranges for the routing and tracing of shipments when necessary; provides physical breakbulk, delivery and inland transportation services; and arranges for freight insurance. Another source of Circle's net air freight forwarding revenue is the fees which Circle charges for services related to the movement of goods, that include computer-prepared shipment documentation; expedited delivery of air waybills, packing lists, commercial invoices, and other documents; and electronic shipment tracking and tracing. Circle offers its customers access to its global on-line computer information system, which acts as a comprehensive source of vital information for its customers.

Airline Agent

As an authorized cargo sales agent of most airlines worldwide, Circle arranges for the transportation of individual shipments and receives from the airline a commission for arranging the shipment. In addition, Circle provides the shipper with ancillary services such as export documentation for which it receives a separate fee. When acting in this capacity, Circle does not consolidate shipments or have responsibility for shipments once they have been tendered to the airline. Circle conducts its agency air freight forwarding operations from the same facilities as its indirect carrier operations, and services the same regions of the world. During 1998, Circle derived approximately 14% of its air freight forwarding net revenue from its services as an airline agent.

CUSTOMS BROKERAGE

Circle functions as a customs broker with respect to entries of freight into approximately 55 major destinations in the United States and in over 300 overseas destinations through its network of offices and agents.

In its capacity as a customs broker, Circle prepares and files all formal documentation required for clearance through customs agencies, obtains customs bonds, in many cases facilitates the payment of import duties on behalf of the importer, arranges for payment of collect freight charges, and assists the importer in obtaining the best commodity classifications and in qualifying for duty drawback refunds. Circle's customs brokers and support staff have substantial knowledge of the complex tariff laws and customs regulations governing the payment of duty, as well as valuation and import restrictions in their respective countries. Within the U.S., Circle employs a significant number of personnel holding individual customs broker licenses.

Circle relies both on company-designed and third-party computer technology for customs brokerage activities performed on behalf of its clients. Circle employs the Automated Brokerage Interface information system, providing an on-line link with the United States Customs Service. In several global trading centers in addition to the United States, Circle's offices are connected electronically to customs agencies for expedited pre-clearance of goods and centralized import management. Such on-line interface with customs agencies speeds freight release and provides nationwide control of clearances at multiple ports and airports of entry.

Circle works with importers to design cost-effective import programs that utilize Circle's distribution and logistics services and computer technology. Such services include electronic document preparation, routing cargo from overseas origins to ports and airports of entry, bonded warehousing, distribution of the cleared cargo to inland locations and duty drawback. For consolidated shipments, containers are devanned, cargo is segregated according to final destination, and goods are forwarded to final destinations. In many U.S. and overseas locations, Circle's bonded warehouses enable importers to defer payment of customs duties and coordinate release of cargo with their production or distribution schedules. Goods are stored under Customs Service supervision until the importer is ready to withdraw or re-export them. Circle receives storage charges for these in-transit goods and fees for related ancillary services. Circle also offers Free Trade Zone management and duty drawback services to provide customers with additional tools to maintain cost-effective import programs.

As a customs broker operating in the United States, Circle is licensed by the Treasury Department and regulated by the United States Customs Service. Circle's fees for acting as a customs broker in the United States are not regulated and Circle does not have a fixed fee schedule for customs brokerage services. Instead, its fees are generally based on the volume of business transacted for a particular customer, and the type, number and complexity of services provided. In addition to its fees, Circle bills the importer for amounts which Circle has paid on the importer's behalf, including duties, collect freight charges, and similar payments.

INTERNATIONAL OCEAN FREIGHT FORWARDING

As a global ocean freight forwarder, Circle arranges for the shipment of freight by ocean carriers and acts as the agent of the shipper or the importer. Circle's ocean freight forwarding and related logistics services include inland transportation from point of origin to distribution facility or port of export; cargo assembly, packing and consolidation; warehousing; electronic transmittal of documentation and shipment tracking; expedited document delivery; pre-alert consignee notification; and cargo insurance.

A number of Circle's facilities provide protective cargo packing, crating and specialized handling services for retail goods, government-specification cargo, consumer goods, hazardous cargo, heavy machinery and assemblies and perishable cargo. Other facilities are equipped to handle tons of equipment and material from multiple origins to overseas "turn-key" projects, such as manufacturing facilities or government installations. Circle does not own or operate ships or assume carrier responsibility, preferring to retain the flexibility to tailor logistics services and options to the customer's requirements.

Circle's compensation for its ocean freight forwarding services is derived principally from commissions paid by shipping lines and from forwarding and documentation fees paid by its customers, who are either shippers or consignees. In 1998, approximately 49% of Circle's net ocean freight forwarding revenue was attributable to commissions, forwarding fees and associated ancillary services.

Ocean Freight Consolidation

Circle's global operations as an indirect ocean carrier or NVOCC (non-vessel operating common carrier) are similar in some respects to its air freight consolidation operations. Circle procures customer freight, consolidates shipments bound for a particular destination, determines the routing, selects the ocean carrier or charters a ship, and tenders each consolidated lot as a single shipment to the direct carrier for transportation to a distribution point. As a NVOCC, Circle generally derives its revenue from the spread between the rate charged to its customer and the ocean carrier's charge to Circle for carrying the shipment, in addition to charging for other ancillary services related to the movement of the freight. Because of the volume of freight controlled and consolidated by Circle, Circle is generally able to obtain lower rates from ocean carriers than the rate that the shipper would be able to procure. In 1998, this service and associated ancillary services contributed approximately 51% of Circle's net ocean freight forwarding revenue.

DISTRIBUTION AND MATERIALS MANAGEMENT SERVICES

Circle offers a full range of customized distribution and materials management services in connection with the transportation of cargo. These services are provided in a number of Circle's owned and leased logistics facilities in many locations throughout the world. In 1998, Circle continued its program of improving its existing facilities and constructing new warehouse and distribution facilities to meet its customers' needs. Circle's distribution and materials management services include inventory control, order processing, import and export freight staging, protective and specialized packing and crating, pick-and-pack operations, containerization, consolidation and deconsolidation and special handling for perishables, hazardous materials and heavy-lift equipment. For import shipments, Circle provides bonded warehouse services and, in certain locations, Free Trade Zone services. These warehouse and distribution services complement the other transportation services, including the information systems tools provided by Circle that form part of the integrated logistics solutions Circle offers to its customers.

INSURANCE

Another transportation service offered to customers is the arranging of international marine insurance in connection with Circle's air freight and ocean freight forwarding operations. Insurance coverage frequently is tailored to a customer's shipping program and is procured for the customer as a component of Circle's integrated logistics. Circle also arranges for surety bonds for importers as part of its customs brokerage activities.

GLOBAL PROJECTS

Circle has global project divisions in North America and the United Kingdom to meet the special requirements of global project management and heavy lift movements. In addition to logistics advice and traditional ocean and air transportation services, the project divisions provide on-site assistance, vessel chartering services and consulting regarding large-scale project movements.

TRADE FACILITATION SERVICES

Circle's wholly-owned subsidiary, Circle Trade Services Ltd. ("CTSL"), offers purchasing, procurement and trade finance services to companies engaged in global trade. CTSL's mission is to provide customers requiring the international transportation of cargo with creative global trade solutions, which enable the customer to lower its costs or improve its supply chain management in international transactions. Included among its various trade services, CTSL has developed programs for customers which entail locating new sourcing opportunities, coordinating the activities of multiple suppliers and creating trade finance solutions.


Competition and Business Conditions

Circle's principal businesses are directly related to the volume of international trade, particularly trade between the United States and other nations. In general, global trading is expanding as businesses increasingly seek new sourcing opportunities and penetrate international markets. The extent of such trade is influenced by many factors, including economic and political conditions in the United States and abroad, changes in supply or manufacturing practices, labor conditions, wars and other armed conflicts, currency fluctuations and United States and foreign laws relating to tariffs, trade restrictions, foreign investments and taxation. In 1998, Circle's business was impacted by global economic events, particularly in Asia and Latin America. This was reflected particularly in reduced exports from the United States. Additionally, Circle believes that contingencies surrounding the transition to the Year 2000 might have an adverse impact on business conditions in the market it serves.

Circle is one of the world's largest international freight forwarders and integrated logistics providers. In addition to competition from other freight forwarders and cargo sales agents, Circle encounters competition from direct carriers which actively solicit freight from shippers and from integrated transportation companies that operate their own aircraft and also act as carriers. Other transportation-related businesses, such as trucking and distribution companies, have also entered the logistics and freight forwarding market. Significant competition comes from large domestic and foreign firms with substantial capital resources which have offices in multiple global locations, offer a broad array of services and provide information technology ("IT") support.

As a customs broker and ocean freight forwarder, Circle encounters strong competition in every port in which it does business. Circle has customs brokerage and ocean freight forwarding offices in most major United States ports and competes with large domestic and foreign firms, as well as local and regional firms.

Circle offers its customers  multiple  transportation  services,  in addition to traditional air and ocean freight forwarding, in order to meet all of the logistics requirements of its customers. An extension of its array of multiple services is Circle's integrated transportation logistics program under which Circle offers a comprehensive program designed to meet the customer's total door-to-door transportation requirements. This assists the customer in creating more efficient global sourcing, financing, inventory management and distribution and warehousing strategies. The value-added logistics capabilities which support this strategy use the full spectrum of services offered by Circle, including information management, materials management, protective packing, vendor coordination and purchase order processing, ocean or air transportation, customs brokerage, warehouse and distribution and global trade services. Circle's global transportation logistics program often relies on the integration of its customers' information systems with Circle's information systems, frequently using electronic data interchange ("EDI") and assigning Circle employees who are dedicated exclusively to the customer's shipment management requirements.

Integrated logistics and related value-added services are, in part, a response to the growing trend toward the outsourcing of key distribution functions by businesses requiring international logistics services and are a response to competitive pressures which have reduced traditional freight forwarding and customs brokerage margins.

Marketing

Circle's worldwide services are marketed primarily by its senior executives, by its local and global salespeople and by over 450 country, regional, branch and district managers who divide their time among marketing, administration and operations. These people generally deal directly with executives in the transportation, finance, logistics, shipping or purchasing departments of Circle's existing and potential customers. Their sales efforts are supplemented by Circle's agents in certain foreign commercial centers in which Circle does not have an office.

Circle employs a global sales team targeting multinational customers, as well as regional and local sales professionals. Circle also relies on its foreign agents to sell its services. In 1998, Circle placed additional emphasis on building a global sales infrastructure and retained several additional sales professionals to focus on this effort. In addition, in 1998, Circle started the implementation of its strategy to increase the number of its salespeople in the United States. Circle also has Marketing and Global Sales departments designed to strengthen Circle's sales and marketing activities, including its response to global requests for bids.

In conjunction with these sales and marketing efforts, Circle continues to invest significant resources in enhancing its information systems to make these systems more responsive to customers and other users in managing their international transportation needs. The use of EDI applications, global tracking and visibility to a customer's shipments via the Internet as well as customized Extranets also serve as important sales tools.


Employees

As of December 31, 1998, Circle employed over 4,600 people, of whom approximately 825 were engaged in managerial and sales activities and the balance were engaged in operations or were general office employees. Circle conducts regular training programs for its supervisors, managers, salespeople and customer service representatives. In 1998, over 1,100 employees attended Circle conducted training programs.

Executive Officers

Circle's executive officers are as follows:

   Name            Age                   Position
   ----            ---                   --------

David I. Beatson    51     Chairman of the Board, President and Chief Executive
                           Officer
Janice Kerti        50     Senior Vice President, Chief Financial Officer and
                           Treasurer
Cynthia A. Stoddard 42     Senior Vice President and Chief Information Officer
Robert H. Kennis    46     Vice President, Secretary and General Counsel
Kim E. Wertheimer   45     Vice President (and Executive Vice President of
                           Circle International, Inc.)

Mr. Beatson joined Circle in July 1998 as its President and Chief Executive Officer. In January 1999, Mr. Beatson assumed the position of Chairman of the Board of Directors. From July 1994 to July 1998, he served as President and Chief Executive Officer of the Emery Worldwide subsidiary of CNF Transportation, Inc. Mr. Beatson was employed by CNF Transportation, Inc. for approximately 16 years.

Ms. Stoddard joined Circle in September 1998 as its Senior Vice President and Chief Information Officer, responsible for managing Circle's global information technology and communications systems. From June 1997 to July 1998, she served as Vice President, Information Services for the Emery Worldwide subsidiary of CNF Transportation Inc. Prior to June 1997 she served as Director of Information Systems for Emery.

In September 1996, Ms. Kerti joined Circle as Senior Vice President, Western Division. From June 1997 to May 1998, she was Corporate Controller. In May 1998, Ms. Kerti assumed the position of Chief Financial Officer and Treasurer. Prior to 1996, Ms. Kerti served as Finance Director and as Managing Director of South Pacific Operations for MSAS Cargo International, Ltd.

Mr. Wertheimer joined Circle in May 1991, following Circle's acquisition of Sekin Transport International, where he was Vice President of Planning and Development. In May 1995, he was elected Vice President of Circle. He presently has management responsibilities for Circle's North America logistics operations and Circle Trade Services.

Mr. Kennis joined Circle in 1989. He serves as Vice President, Secretary and General Counsel and is Circle's Chief Legal Officer. Prior to joining Circle, he was Vice President and Legal Counsel for The Consolidated Capital Companies for four years. From 1978 to 1984, he was with the law firm of Bronson, Bronson & McKinnon as an associate and first-level partner.


ITEM 2  - PROPERTIES

The properties used in Circle's domestic and foreign operations consist principally of air and ocean freight forwarding offices, customs brokerage offices and warehouse and distribution facilities. In the United States, freight forwarding operations and customs brokerage offices are conducted from the same facility. Circle's foreign offices are principally engaged in customs brokerage and ocean and air freight forwarding. Additionally, other transportation management services such as warehousing, distribution, packing, containerization and other specialized services are offered at many offices.

The following table sets forth certain information as of December 31, 1998 concerning Circle's domestic and foreign facilities and freight handling terminals.

                      Number of Facilities
                      --------------------
                 Owned       Leased       Total
                 -----       ------       -----

Domestic           13          59           72
Foreign            26         165          191
               ---------   ---------     -------
Total              39         224          263
               =========   =========     =======


Circle owns its headquarters building in San Francisco.

Under many of its leases, Circle, in addition to rental payments, is responsible for payment of property taxes, maintenance and insurance. In 1998, the aggregate rental expense for all of Circle's leased facilities was approximately $18.8 million.

For further information concerning Circle's lease commitments, see Note 6 of the Notes to Consolidated Financial Statements.


ITEM 3  - LEGAL PROCEEDINGS

Circle is party to routine litigation incident to its business, primarily relating to claims for goods lost or damaged in transit or improperly shipped. Many of the lawsuits to which Circle is a party are covered by insurance and are being defended by Circle's insurance carriers. Circle has established reserves and it is management's opinion that the resolution of such litigation will not have a material adverse effect on Circle's consolidated financial statements taken as a whole.

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Circle's common stock is traded over the counter under the symbol CRCL. The following table sets forth the closing prices in the NASDAQ national market system for Circle's common stock for the calendar periods indicated, as reported by NASDAQ.

                      High          Low
                     ------        -----
1998
Fourth Quarter       $21.38       $13.50
Third Quarter         28.56        14.00
Second Quarter        29.00        23.13
First Quarter         29.50        21.00


1997
Fourth Quarter       $32.38       $22.94
Third Quarter         31.38        24.88
Second Quarter        27.75        21.63
First Quarter         23.50        21.00


As of January 27, 1999, the approximate number of stockholders of record of Circle's common stock, excluding stockholders whose stock is held as nominee or in street name by brokers, was 368.

Dividends Declared

Dividends declared per common share during 1998 and 1997 were:

1998                    1997
----                    ----

June 29     $0.135      June 30     $0.135
December 14  0.135      December 15  0.135

The Board of Directors considers payment of cash dividends on a semi-annual basis subject to the availability of earnings, the financial condition of Circle and other relevant factors.

ITEM 6  - SELECTED FINANCIAL DATA


                                CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                              (in thousands except per share and employee amounts)


                                                           Year Ended December 31, (1)

                                   1998 (2)         1997             1996             1995             1994
                                   ----             ----             ----             ----             ----
Revenue:
Air freight forwarding      $ 482,701   66%  $ 471,563   66%  $ 418,506   65%  $ 378,900   65%  $ 341,283   68%
Ocean freight forwarding      111,938   15%    111,200   15%    106,554   16%     96,921   17%     80,464   16%
Customs brokerage and other   143,039   19%    134,226   19%    120,570   19%    104,812   18%     79,721   16%
                            ---------------  ---------------  ---------------  ---------------  ---------------
     Total                  $ 737,678  100%  $ 716,989  100%  $ 645,630  100%  $ 580,633  100%  $ 501,468  100%
                            ===============  ===============  ===============  ===============  ===============


Net Revenue:
Air freight forwarding      $ 118,170   39%  $ 106,210   38%  $ 102,105   39%   $ 94,573   41%   $ 93,973   46%
Ocean freight forwarding       40,471   13%     37,608   14%     35,783   14%     32,238   14%     29,174   15%
Customs brokerage and other   143,039   48%    134,226   48%    120,570   47%    104,812   45%     79,721   39%
                            ---------------  ---------------  ---------------  ---------------  ---------------
     Total                  $ 301,680  100%  $ 278,044  100%  $ 258,458  100%  $ 231,623  100%  $ 202,868  100%
                            ===============  ===============  ===============  ===============  ===============


Income from
     operations              $ 23,829         $ 32,373         $ 29,711         $ 26,496         $ 24,181
Net income                     18,515           26,332           21,717           18,159           17,108
Net income per share:
     Basic                       1.09             1.57             1.30             1.08             0.99
     Diluted                     1.07             1.53             1.28             1.07             0.99
Dividends declared
     per share                   0.27             0.27             0.24             0.22             0.21
 Weighted average shares
      outstanding:
         Basic                 17,040           16,823           16,671           16,791           17,198
         Diluted               17,260           17,191           16,926           17,026           17,280

At December 31,
Working capital                93,428          100,271           73,570           73,650           44,055
Marketable securities             935            1,284            7,799           36,544           41,660
Total assets                  493,729          434,399          409,253          348,256          335,096
Long-term obligations          21,558           27,702           29,014           30,183           32,066
Stockholders' equity          219,712          200,972          182,777          166,387          152,993
Number of employees             4,602            4,160            3,782            3,361            3,262


(1) Previously reported amounts have been restated to reflect the pooling of interests with Alrod International, Inc. in August 1998.
(2) 1998 includes special charges of $10.7 million, or $8.1 million, net of tax ($0.47 per diluted share).

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain forward-looking statements reflecting Circle's current expectations that are dependent on certain risks and uncertainties including but not limited to such factors as economic and political conditions around the world, international laws, currency exchange rates, the effect of Circle's accounting policies and other risk factors detailed herein and the impact Year 2000 may have on information systems. There can be no assurances that Circle's actual future performance will meet such expectations. There may also be important, unforeseen risks not described herein.


Results of Operations
1998 versus 1997
----------------

Revenue in 1998 increased by $20.7 million or 3% over 1997:

Air freight forwarding revenue increased by $11.1 million or 2% over 1997 as a result of revenue increases in Asia Pacific and Europe where Circle handled higher kilo volumes and an increased number of shipments. These increases were partially offset by revenue reductions in North America where Circle handled less kilo volume and a reduced number of shipments due primarily to decreases in export activity to Asia Pacific.

Ocean freight forwarding revenue increased by $0.7 million or 1% over 1997 as a result of increased revenue and shipments in Asia Pacific and Europe. Circle's North America operations experienced lower volumes as well as a shift of export activity from Asia Pacific to other parts of the world, resulting in a revenue decrease.

Customs brokerage and other revenue which includes warehousing, distribution and other logistics services, increased 7%, or $8.8 million over 1997. In Europe there was higher import activity which was partially offset by lower import activity in Asia Pacific due to weakened local currencies. Warehousing and distribution, and other revenue increased in Europe, North America, and Asia Pacific over the same period last year.

The gross revenue increase of $20.7 million included a negative impact from foreign exchange of approximately $50.9 million resulting from converting foreign currency into U.S. dollars for financial reporting purposes.

Net Revenue in 1998 increased by $23.6 million or 9% over 1997:

Air freight forwarding net revenue increased by $12.0 million or 11% over 1997 as a result of improved margins in all regions and increased shipment volume in Europe and Asia Pacific. In North America, net revenue declined due to lower air freight revenue. This reduction was substantially offset by more effective purchasing of transportation services. Although the result was lower net revenue, margins in North America improved by two percentage points.

Ocean freight forwarding net revenue increased by $2.9 million or 8% over 1997 as a result of increased shipments and revenue in Asia Pacific and Europe. Net revenue grew at a faster rate than revenue due to improved margins.

The net revenue increase of $23.6 million included a negative impact from foreign exchange of approximately $13.1 million resulting from converting foreign currency into U.S. dollars for financial reporting purposes.

Salaries and related costs increased 7.1% or $10.5 million principally as a result of hiring more employees to serve new customers and to accelerate business growth. Salaries as a percentage of net revenues dropped from 53.2% to 52.5%.

Operating, selling, and administrative expenses increased 22% or $21.7 million. This increase included $10.7 million of special charges related to merger integration costs for Alrod International, Inc., the write-off of certain receivables at Circle Trade Services as part of repositioning that business, certain charges related to Latin America operations, facility consolidation, the write-down of information technology assets and employee severance costs. The remaining $11.0 million increase was mainly due to an increase in occupancy costs related to additional warehousing and distribution facilities as well as an increase in professional fees and depreciation related to the upgrading of computer systems and relocation of the information technology group supporting the North America operations. There were also higher communication costs across all regions, due to a higher volume of transactions. In late 1998, Circle implemented cost reductions to partially offset the increased expenses from the expansion of its sales force and increased information technology costs. The benefit of these reductions is expected to occur primarily during 1999.

Other income, net, decreased $0.9 million. Income from affiliates decreased $1.9 million primarily due to the effect of the downturn in the Latin America and Asia Pacific economies on Circle's automotive logistics affiliate. The increase in interest, net, of $1.3 million was attributable to income on IRS tax refunds and to a reduction in Circle's debt levels. Other, net, decreased $0.2 million.

The effective income tax rate for 1998 was 41.1% compared to 35.6% for 1997. The effective tax benefit from the special charges was only 24.1%. This resulted in an overall increase in the tax rate for the year. The effective tax rate for 1998 excluding the special charges was 36.8%. The increase from 1997 is a result of the 1997 favorable resolution of IRS audits of the years 1986 through 1992.

1997 versus 1996
----------------

Revenue in 1997 increased by $71.4 million or 11% over 1996:

Air freight forwarding revenue increased by $53.1 million or 13% over 1996 as a result of revenue increases in Asia and the Americas. Increases were due to higher kilo volumes and increased number of consolidation export shipments, offset slightly by lower direct agency shipments. This is due to shifting more share of the business to consolidations and higher kilo global accounts.

Ocean freight forwarding revenue increased $4.6 million or 4% over 1996 as a result of an increase in the number of shipments in the Americas.

Customs brokerage and other revenue increased $13.7 million or 11% over 1996. The improvement was a result of increases in the number of customs entries processed and in warehousing and distribution services.

Net Revenue in 1997 increased by $19.6 million or 8% over 1996:

Air freight forwarding net revenue increased $4.1 million or 4% over the prior year due to an increase in the number of shipments in Asia and the Americas. Significant volume increases in these regions were offset by fewer direct agency shipments and downward pressure on air freight yields as a result of intense competition.

Ocean freight forwarding net revenue increased $1.8 million or 5% over the prior year as a result of an increase in the number of shipments.

The net revenue increase of $19.6 million included a negative impact from foreign exchange of approximately $6.8 million resulting from converting foreign currency into U.S. dollars for financial reporting purposes.

Salaries and related costs increased $6.1 million or 4% over the prior year as a result of an increase in the number of employees due to increased business, but declined as a percentage of net revenue due to administrative cost controls and productivity initiatives.

Operating, selling and administrative costs increased $10.8 million or 12% as a result of costs related to processing higher transaction volumes and increases in occupancy expense on additional leased facilities.

Other income, net, increased $3.3 million or 62% from prior year primarily due to strong earnings from our unconsolidated affiliates and higher foreign exchange gains resulting from U.S. dollar denominated transactions in Asia. These gains were partially offset by higher minority partner expense associated with our consolidated joint ventures as well as lower interest income and higher interest expense due to the sale of marketable securities during 1996 and additional debt incurred in the third quarter of 1996 to acquire 40% of TDS Logistics, Inc.

The effective income tax rates for 1997 and 1996 were 35.6% and 37.9%, respectively. Circle's effective tax rate fluctuates due to changes in foreign tax rates and regulations and the level of pre-tax profit in foreign countries. In 1997, Circle benefited from the favorable resolution of IRS audits of the years 1986 through 1992, resulting in net refunds in excess of amounts previously anticipated.

Liquidity and Capital Resources
1998 and 1997
-------------

Net cash provided by operations increased to $38.3 million for the year ended December 31, 1998, from $34.2 million in 1997. Cash used in investing activities decreased to $3.9 million in 1998 compared to $37.4 million in 1997 primarily due to proceeds from sales of investments of $20.3 million in 1998 compared to purchases of $27.5 million in 1997. In addition, in 1998 Circle used cash of $13.2 million to acquire businesses.

Long term notes payable decreased $6.1 million. This is primarily due to a reduction in commercial paper issued and outstanding by $11.0 million, from $25.0 million as of December 31, 1997, to $14.0 million as of December 31, 1998. This reduction was partially offset by acquired mortgage liabilities in conjunction with Circle's Concord acquisition in Singapore.

Net working capital at December 31, 1998, was $93.4 million compared to $100.3 million at December 31, 1997. The decrease is primarily due to the timing of receipts and disbursements. The fluctuations in individual components is largely due to 1998 acquisitions.

Circle makes significant disbursements on behalf of its customers for transportation costs and customs duties. The billings to customers for these disbursements, which are several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on Circle's income statement, but are reflected in Circle's trade receivables and trade payables.

Capital expenditures for Circle during 1998 were $13.0 million and were funded by working capital. Circle expects to increase capital expenditures by 50% to 75% during 1999 as a result of increased investment in information technology.

Notes payable increased $5.0 million during 1998. This is primarily attributable to a $5.8 million overnight loan at year end to cover Circle's daily cash position at certain locations.

The semi-annual dividend of $0.135 per share declared in December 1997 was paid in the first quarter of 1998 for a total of $2.2 million. The Board of Directors declared a semi-annual cash dividend of $0.135 per share on June 29, 1998. This dividend of $2.3 million was paid on September 15, 1998, to shareholders of record August 14, 1998.

Management believes that operating cash flows, Circle's current financial structure and borrowing capacity will be adequate to fund its operations, finance capital expenditures and acquisitions, and pay dividends to stockholders over the coming year.

New Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for a description of new accounting pronouncements.

YEAR 2000

General Discussion

The following discussion of the implications of the Year 2000 problem for Circle contains forward-looking statements based on inherently uncertain information. The cost of Year 2000 compliance and the date on which Circle plans to complete its Year 2000 modifications are based on Circle's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ. Moreover, although Circle believes it will be able to make the necessary modifications in advance, there is no assurance that failure to modify the systems would not have a material adverse effect on Circle. Circle relies on several internal systems to support its freight forwarding, customs brokerage, logistics management and warehouse management systems worldwide. Circle is also reliant upon system capabilities of customs offices, business partners, trading partners, customers, suppliers and governmental agencies in many countries around the world.

Circle places a high degree of reliance on computer systems of such third parties. Although Circle is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999, would not have a material adverse effect on Circle.

Readiness

A Year 2000 Program Management Office has been established to provide overall direction of Circle's Year 2000 efforts worldwide. Internal management reporting requirements have been established. Plans and progress against those plans are reviewed by the Year 2000 Program Management Office and are reported to the Chief Information Officer and the Board of Directors. The core business systems that support Circle in each geographic region have been assessed for Year 2000 compliance and are undergoing upgrades to become Year 2000 compliant. These upgrades to core business systems, including testing and certification, are expected to be completed by September 1999.

Circle has plans for a comprehensive site validation that will result in a Year 2000 Readiness Health Check of all computing resources and non-IT devices located in branch offices worldwide. Mission critical branch office systems and mission critical devices are expected to be renovated or replaced by September 1999.

Circle has accelerated its communication with third parties to determine the extent to which Circle's systems are vulnerable to the non-compliance of these third party systems. Contact information for various customs offices will be gathered and Year 2000 efforts of customs offices will be closely monitored. Circle plans to conduct systems testing with business partners, trading partners, suppliers and key governmental agencies during calendar year 1999. Additionally, Circle is participating with software vendors' user groups in Year 2000 testing of the three core business systems used by Circle. There is no certainty that the systems of various third parties will be compliant, and there is some likelihood that the systems of third parties such as overseas governmental agencies will not be Year 2000 ready.

Costs

Because of the potential overall impact of Year 2000 on Circle, Circle has adopted a centralized corporate strategy to address the Year 2000 problem. This corporate strategy is budgeted and managed from headquarters and is the responsibility of the Chief Information Officer.

Year 2000 costs are estimated to be between $7.0 and $10.0 million through the end of 1999 with an additional $1.0 to $2.0 million estimated for post-Year 2000 work that is deemed non-mission critical. Approximately $3.8 million of this estimate is allocated to testing, including end-to-end testing with business partners, trading partners, critical suppliers and governmental agencies. Approximately $1.0 million is allocated to business contingency planning. The expected funding of all Year 2000 costs is through cash flows from operations.

Included in the estimated costs for Year 2000 readiness are the costs of the Year 2000 Health Check to assess branch office systems and non-IT devices, the replacement of mission critical devices, the replacement or modification of application software and the implementation of contingency plans.

Actual Costs as of December 31, 1998

As of December 31, 1998, Circle has spent approximately $0.2 million in costs specifically directed to the Year 2000 remediation. This amount does not include costs incurred in the development of new systems or systems replacement that assisted in the retirement of non-compliant code.

Risks

Because of the significant reliance on the systems of third parties unaffiliated with Circle, there can be no assurance that Circle will not experience some disruption in its systems. In Circle's opinion, there is likely to be some interruption in services as a result of non-compliance by third parties. In the event Circle's systems or the systems of third parties that are critical to Circle's business are not Year 2000 compliant by January 1, 2000, Circle's business performance may be adversely affected.

Certain of Circle's systems may need to operate in a manual mode for some limited time. Circle will work closely with customers and business partners to minimize the impact of manual operations on service levels. Circle believes the greater risk is with the potential non-compliance of third party systems, a risk which is inherent to the industry. Circle is unable to estimate the financial impact of the risks stated above. However, Circle believes that its initiatives to solve the Year 2000 problem, and a comprehensive business contingency plan, should reduce the possibility of a material adverse effect on business operations.

Of all the external risks, Circle believes the most reasonably likely worst case scenario would be a business disruption resulting from an extended communications failure. With its extensive use of technology, Circle is dependent upon data and voice communications to receive, process, track and bill customer orders. Based on Circle's information regarding the readiness of communication carriers, as well as Circle's contingency plans, Circle expects that any such disruption would be localized and of short duration.

Contingency Planning

Contingency planning for business continuity is led by a member of corporate senior management. Each geographic region's contingency plans will reflect the areas of risk that are unique to a particular region or country.

Each branch, country and region will be required to prepare a detailed Contingency Plan and procedures that address the following:
     Communication plan;
     Priority operations and performance thresholds;
     Emergency instructions for extended outages (includes activation of a "hot site");
     Special security instructions;
     Identification of responsibilities: recovery team director, recovery team command center, command center coordinator, recovery team leaders, recovery team members, damage assessment teams, plan activation process (notification and activation authority);
     Identification of minimum infrastructure capabilities to operate a location: computer hardware, network infrastructure, software, physical facilities, utilities, vendor support, personnel and embedded systems; Assure on-hand inventories of mission critical supplies;
     An assessment of the organization's direct suppliers to determine those that are "high risk";
     Identification of the "weak link" in each critical supply chain.

EURO CONVERSION

Circle is engaged in various efforts worldwide related to the introduction in January 1999 of the European single currency known as the euro. Circle does not believe that the euro will have a material impact on the competitiveness of its services in Europe. Circle believes that its current accounting systems will accommodate the euro conversion with minimal intervention and does not expect to experience material adverse tax consequences as a result of the conversion. Based on the results of its efforts to date, management believes that the internal and external costs incurred to address the euro conversion will not have a material impact on the operations, cash flows or financial condition of Circle.

ITEM 7A  -QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Discussion

Circle's cash flow and net income are subject to fluctuations due to changes in exchange rates. Circle attempts to limit its exposure to changing foreign exchange rates through both operational and financial market actions. Circle provides services to customers in locations throughout the world and, as a result, has a well diversified range of functional currencies including the key currencies of North America, Latin America, Asia, the South Pacific and Europe. This diverse base of local currency costs serves to partially counterbalance the earnings effect of potential changes in value of Circle's local currency denominated revenues.

Short-term exposures to changing foreign currency exchange rates are related primarily to intercompany transactions. The duration of these exposures is minimized through the use of an intercompany netting and settlement system that settles the majority of intercompany obligations two times per month. In addition, certain exposures are managed by financial market transactions in the form of forward foreign exchange contracts (typically with maturities of twelve months or less). Forward foreign exchange contracts are denominated in the same currency as the receivable or payable being covered, and the term of the forward foreign exchange contract matches the term of the underlying receivable or payable. Circle covers known and measurable exposed receivables and payables denominated in currencies that have a liquid, cost-effective forward foreign exchange market, and that are of sufficient size to warrant such coverage. The receivables and payables being covered arise from trade and intercompany transactions of and among Circle's operating units and intercompany loans among Circle's operating and other business units.

Circle does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on Circle's consolidated net income.

Circle does not have significant exposure to changing interest rates because of the low levels of marketable securities and the amount and term of debt on Circle's balance sheet. Circle does not undertake any specific actions to cover its exposure to interest rate risk and Circle is not a party to any interest rate risk management transactions.

Circle does not purchase or hold any derivative financial instruments for trading purposes.

Exchange Rate Sensitivity

Circle's use of derivative financial instruments is limited to forward foreign exchange contracts. At December 31, 1998, the nominal value of all open forward foreign exchange contracts was $1.9 million related to seven transactions denominated in U.S. dollars, Australian dollars, Japanese yen and British pounds. A 10% appreciation or 10% depreciation against the U.S. dollar of any or all of the underlying currencies would not have a material effect on Circle's net income.

The following table provides information about Circle's non-functional currency components of balance sheet items by currency, and presents such information in U.S. dollar equivalents. The table summarizes information on transactions that are sensitive to foreign currency exchange rates, including non-functional currency-denominated receivables and payables. The net amount that is exposed to changes in foreign currency rates is then subjected to a 10% change in the value of the functional currency versus the non-functional currency.

Non-Functional Currency Exposure in U.S. Dollar equivalents
as of December 31, 1998 (in thousands):
                                                             Foreign Exchange
                                                              Gain/(Loss) if
                                                           Functional Currency
                                                         -----------------------
Non-Functional                             Net Exposure  Appreciates Depreciates
Currency               Asset    Liability  Long/(Short)    by 10%       by 10%
-------------------- --------- ----------- ------------- ----------- -----------
United States dollar $ 58,560    $ 24,061      $ 34,499    $ (3,450)   $ 3,450
Swiss franc                99         988          (889)         89        (89)
Singaporean dollar        101         580          (479)         48        (48)
Irish punt                 17         422          (405)         41        (41)
German mark               131         530          (399)         40        (40)
Indian rupee                1         358          (357)         36        (36)
British pound              62         390          (328)         33        (33)
Italian lira               29         352          (323)         32        (32)
Dutch guilder               7         217          (210)         21        (21)
All others                887       1,701          (814)         81        (81)
                     --------- ----------- ------------- ----------- -----------
 Totals              $ 59,894    $ 29,599      $ 30,295    $ (3,029)   $ 3,029
                     ========= =========== ============= =========== ===========

ITEM 8  - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth at the pages indicated in Item 14(a) of this Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                    PART III

ITEM 10   - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the sections of Circle's Proxy Statement dated April 1, 1999 entitled "Election of Directors" and "Section 16(a) Information". Also see "Executive Officers" under
Item 1 above.

ITEM 11   - EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the sections of Circle's Proxy Statement dated April 1, 1999 entitled "Compensation of Executive Officers", "Options Granted to Executive Officers", and "Employment Agreements".

ITEM 12   - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section of Circle's Proxy Statement dated April 1, 1999 entitled "Ownership of Management and Principal Stockholders".

ITEM 13   - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the sections of Circle's Proxy Statement dated April 1, 1999 entitled "Transactions with the Company" and "Compensation Committee Interlocks and Insider Participation".

PART IV

ITEM 14   - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following are filed as part of this report:

                                                                        PAGE
   (1) (2)  Consolidated Financial Statements of Circle:

            Consolidated Income Statements for the years ended
            December 31, 1998, 1997 and 1996                            F-1

            Consolidated Balance Sheets, December 31, 1998 and 1997     F-2

            Consolidated Statements of Stockholders' Equity for the
            years ended December 31, 1998, 1997, and 1996               F-3

            Consolidated Statements of Cash Flows for the years
            ended December 31, 1998, 1997, and 1996                     F-4

            Notes to Consolidated Financial Statements            F-5 - F-15

            Independent Auditors' Report                                F-16


      (3)   Exhibits: See the attached Exhibit Index on pages 21 and 22.


(b)   Form 8-K:

            No reports on Form 8-K were filed during the 3 months ended December 31, 1998.


All other Schedules required by Form 10K Annual Report have been omitted because they are not applicable, are included in the notes to the consolidated financial statements, or were otherwise not required under the instructions contained in Regulation S-X.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER       EXHIBIT                                                    PAGE
-------      -------                                                    ----

3.1 Certificate of Incorporation of the Harper Group, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 4.2 to Registration Statement No. 33-40826 filed on May 24, 1991.)

3.1.2        Certificate    of   Amendment   to    Certificate    of
             Incorporation filed May 14, 1997. (Incorporated by reference to Exhibit 3.1.2 to the Annual Report on Form 10-K for fiscal year ended December 31, 1997.)

3.2 Registrant's by-laws, as amended. (Incorporated by reference to Exhibit 3.2.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1986, filed on or about March 31, 1987.)

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

EXHIBIT
NUMBER       EXHIBIT                                                    PAGE
-------      -------                                                    ----

10.4.1 Amendments to May 1991 Employment Agreement of Peter Gibert (Incorporated by reference to Exhibit 10.4.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1995.) *

10.4.2       Amendment   dated   October  27,  1997  to   Employment
             Agreement of Peter Gibert. (Incorporated by reference to Exhibit 3.1.2 to the Annual Report on Form 10-K for fiscal year ended December 31, 1997.) *

10.4.3       Consulting Agreement dated January 1, 1000 between Zita
             Logistics, Ltd. and Circle International Group, Inc.)*      40

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

10.12        Letter  Agreement  dated May 4, 1998  between  David I.
             Beatson and Circle International Group, Inc. *            43

21.1         List of Subsidiaries                                      46

23.1         Consent of Deloitte & Touche LLP                          47

27           Financial Data Schedule                                   48

----------------------------

* Indicates, as required by Item 14(a)(3), a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 5, 1999

CIRCLE INTERNATIONAL GROUP, INC.

By:  /S/ David I. Beatson
    ----------------------------------------------
     David I. Beatson
     Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 1999.

            Signature                              Title

     /S/    David I. Beatson          Chairman of the Board, President and Chief
------------------------------------- Executive Officer (Principal Executive
     (David I. Beatson)               Officer)

     /S/    Janice Kerti              Senior Vice President, Chief Financial
------------------------------------- Officer and Treasurer (Principal Financial
     (Janice Kerti)                   Officer and Principal Accounting Officer)

     /S/    Wesley J. Fastiff         Director
-------------------------------------
     (Wesley J. Fastiff)

     /S/    Peter Gibert              Director
-------------------------------------
     (Peter Gibert)

     /S/    Edwin J. Holman           Director
-------------------------------------
     (Edwin J. Holman)

     /S/    John M. Kaiser            Director
-------------------------------------
     (John M. Kaiser)

     /S/    John M. Lillie            Director
-------------------------------------
     (John M. Lillie)

     /S/    Ray C. Robinson, Jr.      Director
-------------------------------------
     (Ray C. Robinson, Jr.)

     /S/    Frank J. Wezniak          Director
-------------------------------------
     (Frank J. Wezniak)

                CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except per share amounts)

                                                    Year ended December 31,

                                                1998         1997         1996
                                                ----         ----         ----

Revenue                                     $ 737,678    $ 716,989    $ 645,630
Freight consolidation costs                   435,998      438,945      387,172
                                           -----------  -----------  -----------

Net revenue                                   301,680      278,044      258,458

Other costs and expenses:
     Salaries and related                     158,382      147,931      141,828
     Operating, selling and administrative    119,469       97,740       86,919
                                           -----------  -----------  -----------

Total other costs and expenses                277,851      245,671      228,747
                                           -----------  -----------  -----------

Income from operations                         23,829       32,373       29,711

Other income:
     Interest, net                              2,475        1,225        2,036
     Income from affiliates, net                3,853        5,785        1,563
     Other, net                                 1,288        1,527        1,679
                                           -----------  -----------  -----------

     Total other income, net                    7,616        8,537        5,278
                                           -----------  -----------  -----------

Income before taxes                            31,445       40,910       34,989

Taxes on income                                12,930       14,578       13,272
                                           -----------  -----------  -----------

Net income                                   $ 18,515     $ 26,332     $ 21,717
                                           ===========  ===========  ===========

Net income per share:
     Basic                                     $ 1.09       $ 1.57       $ 1.30
                                           ===========  ===========  ===========
     Diluted                                   $ 1.07       $ 1.53       $ 1.28
                                           ===========  ===========  ===========

Weighted average shares outstanding:
     Basic                                     17,040       16,823       16,671
                                           ===========  ===========  ===========
     Diluted                                   17,260       17,191       16,926
                                           ===========  ===========  ===========


                 See Notes to Consolidated Financial Statements

                CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                            December 31,
                                                        1998            1997
                                                     -----------     -----------
ASSETS
Current assets:
    Cash and equivalents                               $ 44,586        $ 17,998
    Short-term investments                               14,213          34,494
    Trade receivables, less allowance for doubtful
        accounts of: 1998, $7,131; 1997, $7,816         252,615         223,367
    Other receivables                                     7,765           5,006
    Other current assets                                  7,820          11,264
                                                     -----------     -----------
        Total current assets                            326,999         292,129

Property:
    Land                                                 15,161          14,021
    Buildings and improvements                           70,632          56,615
    Equipment and furniture                              78,204          70,882
                                                     -----------     -----------
        Total                                           163,997         141,518
    Less accumulated depreciation                       (75,809)        (67,405)
                                                     -----------     -----------
        Property, net                                    88,188          74,113


Marketable equity securities                                935           1,284
Investments in unconsolidated affiliates                 42,967          40,487
Goodwill, net                                            30,727          22,014
Other assets                                              3,913           4,372
                                                     -----------     -----------
Total assets                                          $ 493,729       $ 434,399
                                                     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to banks                              $ 7,869         $ 2,847
    Trade payables                                      175,532         153,644
    Accrued salaries and related costs                   15,582          11,217
    Dividends payable                                     2,312           2,189
    Income taxes payable                                  7,292           6,660
    Other liabilities                                    24,984          15,301
                                                     -----------     -----------
        Total current liabilities                       233,571         191,858

Minority interests                                        4,546           1,462
Deferred income taxes                                    14,342          12,405
Long-term notes payable                                  21,558          27,702
Commitments and contingencies                               -               -

Stockholders' equity:
    Preferred stock, $1 par: shares
        authorized, 1,000,000                               -               -
    Common stock, $1 par: shares
        authorized, 40,000,000;
        shares issued and outstanding
        1998, 17,131,994; 1997, 17,004,653               30,822          28,456
    Retained earnings                                   201,907         188,014
    Accumulated other comprehensive loss                (13,017)        (15,498)
                                                     -----------     -----------
        Total stockholders' equity                      219,712         200,972
                                                     -----------     -----------
Total liabilities and stockholders' equity            $ 493,729       $ 434,399
                                                     ===========     ===========

                 See Notes to Consolidated Financial Statements


                                    CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (in thousands, except share amounts)


                                  For the years ended December 31, 1998, 1997 and 1996


                                                                                                          Accumulated
                                                                                                             Other         Total
                                          Common Stock        Treasury Stock      Retained Comprehensive Comprehensive Stockholders'
                                          ------------        --------------
                                       Shares     Amount      Shares    Amount    Earnings     Income    Income (Loss)     Equity
                                     ----------- ---------  --------- ---------  ----------   --------   -------------  ------------
Balance December 31, 1995            17,021,311  $ 20,012   (287,000) $ (4,890)  $ 156,302                  $ (5,037)    $ 166,387
  Comprehensive income:
    Net income                              -         -          -         -        21,717     21,717            -          21,717
                                                                                              --------
    Change in the value of
      marketable securities, net            -         -          -         -           -          399            399           399
    Foreign currency translation            -         -          -         -           -         (522)          (522)         (522)
                                                                                              --------
    Other comprehensive income                                                                   (123)
                                                                                              --------
  Comprehensive income                                                                         21,594
                                                                                              ========
  Cash dividends ($.24 per share)           -         -          -         -        (3,818)                      -          (3,818)
  Issuance of stock for acquisition      20,469       496        -         -           -                         -             496
  Exercise of stock options,
    including tax benefit               121,710     2,175        -         -           -                         -           2,175
  Purchase of treasury stock                -         -     (213,000)   (4,057)        -                         -          (4,057)
                                     ----------- ---------  --------- ---------  ----------                ----------    ----------
Balance December 31, 1996            17,163,490  $ 22,683   (500,000) $ (8,947)  $ 174,201                  $ (5,160)    $ 182,777
  Comprehensive income:
    Net income                              -         -          -         -        26,332     26,332            -          26,332
                                                                                              --------
     Change in the value of
       marketable securities, net           -         -          -         -           -          398            398           398
    Foreign currency translation            -         -          -         -           -      (10,736)       (10,736)      (10,736)
                                                                                              --------
    Other comprehensive income                                                                (10,338)
                                                                                              --------
  Comprehensive income                                                                         15,994
                                                                                              ========
  Cash dividends ($.27 per share)           -         -          -         -        (4,363)                      -          (4,363)
  Issuance of stock for acquisition      32,958       785        -         -           -                         -             785
  Issuance of restricted stock           24,615       626        -         -           -                         -             626
  Exercise of stock options,
    including tax benefit               283,590     5,153        -         -           -                         -           5,153
  Retirement of treasury stock         (500,000)     (791)   500,000     8,947      (8,156)                      -             -
                                     ----------- ---------  --------- ---------  ----------                ----------    ----------
Balance December 31, 1997            17,004,653  $ 28,456        -         -     $ 188,014                 $ (15,498)    $ 200,972
  Comprehensive income:
    Net income                              -         -          -         -        18,515     18,515            -          18,515
                                                                                              --------
    Change in the value of
       marketable securities, net           -         -          -         -           -          (43)           (43)          (43)
    Foreign currency translation            -         -          -         -           -        2,524          2,524         2,524
                                                                                              --------
    Other comprehensive income                                                                  2,481
                                                                                              --------
  Comprehensive income                                                                         20,996
                                                                                              ========
  Cash dividends ($.27 per share)           -         -          -         -        (4,622)                      -          (4,622)
  Issuance of restricted stock           13,942       172        -         -           -                         -             172
  Exercise of stock options,
    including tax benefit               113,399     2,194        -         -           -                         -           2,194
                                     ----------- ---------  --------- ---------  ----------                ----------    ----------
Balance December 31, 1998            17,131,994  $ 30,822        -         -     $ 201,907                 $ (13,017)    $ 219,712
                                     =========== =========  ========= =========  ==========                ==========    ==========


                                     See Notes to Consolidated Financial Statements

                CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                      Year Ended December 31,

                                                    1998       1997       1996
                                                    ----       ----       ----
Operating activities:
   Net income                                    $ 18,515   $ 26,332   $ 21,717
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                13,604     12,046     11,943
      Provision for doubtful accounts               4,232      5,050      3,029
      Deferred income taxes                         1,963      6,531     (1,527)
      Gains on sales of real property,
         investments and equipment                   (271)      (613)    (1,153)
      Equity in earnings of affiliates,
         net of dividends received                 (2,229)    (5,785)    (1,062)
      Minority interests                              928      1,286        456
      Other                                           171         (5)       387
      Net effect of changes in:
         Trade receivables                        (14,299)   (14,475)   (36,620)
         Other receivables                         (2,677)       788     (1,168)
         Other current assets                       3,822     (1,621)    (1,935)
         Trade payables                             4,875      4,113     32,661
         Other liabilities                          9,674        593      4,124
                                                 ---------  ---------  ---------
Net cash provided by operating activities          38,308     34,240     30,852
                                                 ---------  ---------  ---------

Investing activities:
   Proceeds from sales of property                  1,527      1,468      9,231
   Proceeds from sales of marketable securities       495      6,669     29,225
   Purchases of marketable securities                 -          (26)      (655)
   Net proceeds from sales (purchases) of
      short-term investments                       20,281    (27,527)     5,327
   Capital expenditures                           (12,960)   (14,144)   (21,019)
   Acquisitions of businesses                     (13,229)    (3,731)   (41,276)
   Other                                               (3)      (101)      (205)
                                                 ---------  ---------  ---------
Net cash used in investing activities              (3,889)   (37,392)   (19,372)
                                                 ---------  ---------  ---------

Financing activities:
   Repayment of long-term notes payable, net      (11,507)    (1,295)    (1,064)
   Increase (decrease) in notes payable             5,022     (4,936)     4,755
   Dividends                                       (4,503)    (4,085)    (3,729)
   Proceeds from exercise of stock options          1,980      4,360      1,679
   Common stock repurchase                            -          -       (4,057)
                                                 ---------  ---------  ---------
Net cash used in financing activities              (9,008)    (5,956)    (2,416)
Effect of exchange rate changes on cash             1,177     (4,458)       (24)
                                                 ---------  ---------  ---------

Increase (decrease) in cash and equivalents        26,588    (13,566)     9,040

Cash and equivalents at beginning of period        17,998     31,564     22,524
                                                 ---------  ---------  ---------

Cash and equivalents at end of period            $ 44,586   $ 17,998   $ 31,564
                                                 =========  =========  =========

Supplemental cash flow information:
   Cash paid for interest                        $  2,001   $  2,837   $  2,650
                                                 =========  =========  =========
   Cash paid for income taxes                    $ 11,155   $  6,676   $ 12,845
                                                 =========  =========  =========
   Non-cash transactions:
      Issuance of stock for acquisitions         $ 21,000   $    785   $    496
                                                 =========  =========  =========
      Mortgages assumed in acquisitions          $  5,265   $    -     $    -
                                                 =========  =========  =========

                 See Notes to Consolidated Financial Statements

CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

Basis of Presentation - The consolidated financial statements of Circle International Group, Inc. and subsidiaries (Circle) have been prepared to give retroactive effect to the merger with Alrod International, Inc. in August 1998 (See Note 3).

Nature of Operations - Circle is an international transportation and logistics service provider. Circle's services are provided through its network of over 300 offices, distribution centers, and agents located in more than 100 countries on six continents. Circle's principal lines of business are air freight forwarding, ocean freight forwarding, customs brokerage and other value-added services such as warehousing, distribution and insurance. The principal markets for all lines of business are North America, Europe and Asia with significant operations in the Middle East, Latin America and the South Pacific (see Note 13).

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

Risk Factors - Circle's operations are influenced by many factors, including economic and political conditions around the world, international laws, currency exchange rates, and the impact Year 2000 may have on information systems. The impact of some of these risk factors is reduced by having customers in a wide range of industries located throughout the world.

Principles of Consolidation - The accompanying consolidated financial statements include Circle International Group, Inc. and its majority-owned subsidiaries. Investments in 50% or less owned affiliates over which Circle has significant influence are accounted for by the equity method (see Note 11). All significant intercompany balances and transactions have been eliminated.

Foreign Currency Translation - Assets and liabilities of Circle's foreign subsidiaries are translated into U.S. dollars at year-end rates of exchange, and income and expenses are translated at average rates during the year. Adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income in the statements of stockholders' equity. Gains and losses from foreign exchange transactions are included in net income.

Cash and Equivalents include demand deposits and investments with original maturities of three months or less.

Short-term Investments include deposits of cash in interest-bearing securities that have original maturities of greater than 90 days and less than one year. Such investments are classified as available for sale and the carrying value approximates fair value.

Trade Receivables include disbursements made by Circle on behalf of its customers for transportation costs and customs duties. The billings to customers for these disbursements, which are several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on Circle's income statement. Management establishes reserves based on the expected ultimate recovery of these receivables.

Property is stated at cost. Depreciation is computed principally by the straight-line method at rates based on the estimated useful lives of the various classes of property as follows: buildings, 20-50 years; leasehold improvements, life of the lease or estimated useful life if shorter; equipment and furniture, 3-10 years.

Goodwill, representing the excess of purchase price over the fair value of net assets acquired, is being amortized on a straight-line basis over the period of expected benefit not exceeding 40 years. Accumulated amortization as of December 31, 1998 and 1997, is $12.2 million and $10.6 million, respectively.

Impairment of Long Lived Assets - Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets," requires that long lived assets, and certain identifiable intangibles related to those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of long lived assets, including goodwill, is reviewed periodically based on the projected undiscounted cash flows of the related business unit over the remaining amortization period. If the cash flow analysis indicates that the asset is not recoverable, the carrying value will be reduced to the fair value of the assets or the present value of the future cash flows.

Revenue Recognition - Revenue and freight consolidation costs are recognized at the time the freight departs the terminal of origin. Customs brokerage and other revenue are recognized upon completing the documents necessary for customs clearance or completing other fee-based services.

Revenue realized as an indirect air carrier or an ocean freight consolidator includes the direct carrier's charges to Circle for carrying the shipment. Revenue realized in other capacities includes only the commissions and fees received.

Net Income per Share - Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The difference between weighted average shares outstanding for basic and diluted is the dilutive effect of outstanding stock options and restricted stock. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding including the dilutive effect of outstanding stock options and restricted stock.

Taxes on Income - Circle provides a deferred tax expense or benefit equal to the change in the deferred tax assets and liabilities during the year. Deferred income taxes represent tax credit carry forwards and future tax effects resulting from temporary differences between the financial statement and the tax basis of assets and liabilities using current or enacted tax rates in effect for the year in which the differences are expected to reverse.

Foreign Currency Forward Contracts - Circle uses foreign currency forward contracts to hedge foreign currency exposure on certain trade and intercompany transactions. These contracts do not subject Circle to risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the payable or receivable being hedged. Gains and losses on such contracts are recognized currently in the carrying amount of the related payable. At December 31, 1998, foreign currency forward contracts were outstanding, in the amount of $1.9 million, which approximates fair value. Realized gains and losses on the contracts for 1998 and 1997 were insignificant.

Fair Value of Financial Instruments - The fair values presented throughout these financial statements have been estimated using appropriate valuation methodologies and market information available at December 31, 1998 and 1997. However, considerable judgment is required in interpreting market data to develop estimates of fair value and the estimates presented are not necessarily indicative of the amounts that Circle could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values presented throughout these financial statements have not been estimated since December 31, 1998. Current estimates of fair value may differ significantly from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   Cash and equivalents, receivables and payables, short-term investments and notes payable to banks - The carrying amount approximates fair value.

   Marketable equity securities - The fair value is based on quoted market prices. As discussed in Note 4 to the Consolidated Financial Statements, these securities are recorded at fair value.

   Borrowings - The fair value of Circle's long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to Circle for debt of the same remaining maturities. The carrying amounts approximate their fair value.

   Foreign Currency Forward Contracts - The fair value is estimated based on the U.S. dollar equivalent at the contract exchange rate. Any gain or loss is largely offset by a change in the value of the underlying transaction, and is recorded as an unrealized foreign exchange gain or loss until the contract maturity date.

Stock-Based Compensation - Circle accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." ("APB No. 25")

New Accounting Standards - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. This statement is effective for Circle beginning in the year 2000. Although Circle has not fully assessed the implications of this new statement, Circle believes adoption of this statement will not have a material impact on its consolidated financial statements.

Reclassifications - Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.


Note 2 - Special Charges

During the quarter ended September 30, 1998, Circle recorded special charges of $10.7 million related to merger integration costs for Alrod International, Inc., the write-off of certain receivables at Circle Trade Services as part of repositioning that business, certain charges related to Latin America operations, facility consolidation, the write-down of information technology assets and employee severance costs. These charges are recorded in operating, selling and administrative expenses. As of December 31, 1998, $6.0 million has been utilized and $4.7 is included in other liabilities. Circle expects to utilize substantially all of the special charge reserves during 1999. Of the $10.7 million, $4.5 million was cash related and $6.2 million was non-cash related.


Note 3 - Acquisitions

In August 1998, Circle acquired 100% of the outstanding shares of Alrod International, Inc. (Alrod), a privately owned international freight forwarding and customs brokerage company based on the West Coast of the U.S. In connection with the acquisition, Circle issued 770,642 shares of common stock in exchange for all of the outstanding stock of Alrod. The total purchase consideration was $21.0 million, of which $1.0 million is held in escrow subject to the resolution of certain pre-acquisition contingencies. The acquisition was accounted for as a pooling of interests.

Summarized results of operations of the separate companies are as follows (in thousands):

                           6 Months Ended           Years ended
                              June 30,              December 31,
                                1998            1997            1996
                            -----------     -----------     -----------
Net revenues:
      Circle                 $ 134,166       $ 262,753       $ 245,618
      Alrod                      7,412          15,291          12,840
                            -----------     -----------     -----------
      Combined               $ 141,578       $ 278,044       $ 258,458
                            ===========     ===========     ===========

Net income:
      Circle                  $ 13,043        $ 25,871        $ 21,615
      Alrod                        259             461             102
                            -----------     -----------     -----------
      Combined                $ 13,302        $ 26,332        $ 21,717
                            ===========     ===========     ===========

During 1998, Circle also acquired interests in other transportation and logistics providers located primarily in Singapore and the United Kingdom. In connection with these acquisitions, the seller retained a minority interest, for which Circle has buyout options. These acquisitions were accounted for using the purchase method. The aggregate purchase price for these acquisitions, net of cash acquired was $13.2 million resulting in $9.8 million of goodwill that is being amortized over estimated useful lives of up to 20 years.

During 1997, Circle acquired the assets of various freight forwarders and customs brokers for an aggregate purchase price of $4.9 million, including $0.8 million in Circle's common stock. These acquisitions were accounted for as purchases. In connection with these acquisitions, Circle recorded $3.4 million of goodwill, which is being amortized over estimated useful lives of up to 20 years.

In August 1996, Circle acquired a 40% interest in TDS Logistics Inc. (TDS) for $30 million. TDS is primarily involved in providing specialty packaging and services for automotive exports. The investment in TDS is recorded in investments in unconsolidated affiliates and as of the acquisition date included $28.1 million of excess purchase price over net assets, which is being amortized over 37 years. Circle has an option to purchase the other 60% interest in TDS at a price to be determined when the option is exercised. The option is exercisable between October 1, 1999, and December 31, 1999. If Circle elects not to exercise its option, other TDS shareholders have the right to sell their shares and can require Circle to sell its shares in the same manner. (See Note 11, "Investments in Unconsolidated Affiliates".)

If all of the purchase method acquisitions in 1998 and 1997 occurred on January 1 of the respective years, the effect on revenues and net income would have been immaterial. The results of these acquisitions are included in Circle's results as of the date of the acquisitions.


Note 4 - Marketable Equity Securities

Management has designated marketable equity securities as available for sale. Changes in the fair value of available for sale securities, net of deferred taxes, are excluded from income and presented in the stockholders' equity section of the balance sheet under the caption "Accumulated other comprehensive loss." In 1998 and 1997, Circle sold debt and equity securities and realized losses of $13,000 and $20,000, respectively. Total unrealized loss on marketable equity securities before deferred taxes was $83,000 and $15,000, as of December 31, 1998 and 1997, respectively.


Note 5 - Borrowings

Long-term notes payable included commercial paper of $14 million and $25 million at December 31, 1998 and 1997, respectively. The commercial paper is supported by a $40 million backup facility line of credit which expires on June 30, 1999, at which time Circle can convert any outstanding borrowings into a one-year term loan. The backup facility line of credit requires Circle to comply with certain financial covenants. Although the commercial paper is issued on a short-term basis, it is classified as long-term because Circle intends, and has the ability, to reissue such paper as it matures. At December 31, 1998 and 1997, the weighted average interest rate of outstanding commercial paper was 5.6% and 6.1%, respectively.

At December 31, 1998 and 1997, Circle had long-term notes payable of approximately $7.6 and $2.7 million, respectively (excluding current portion and commercial paper), with a weighted average interest rate of 6.0% and 7.1%, respectively. These notes are secured by real property.

Principal payments on long-term notes that mature in 1999 ($2.1 million) are classified as notes payable to banks. Principal payments for 2000 through 2003 are approximately $0.6 million, $1.2 million, $0.4 million, and $0.1 million, respectively. Principal repayments thereafter are approximately $5.3 million. Also included in notes payable to banks is $5.8 million of short-term borrowings at 6.0%.

At December 31, 1998, Circle had unused borrowing capacity from its commercial paper program and other lines of credit totaling $30 million.

Note 6 - Lease Commitments

At December 31, 1998, commitments on long-term operating lease agreements for facilities require the following minimum annual rentals (in thousands):

1999                        $  19,051
2000                           16,012
2001                           12,568
2002                            9,843
2003                            8,382
2004 and thereafter            63,684
                           -----------
Total                       $ 129,540
                           ===========



Rental expense under such leases was $18.8 million in 1998, $17.2 million in 1997 and $10.9 million in 1996, net of rents from subleases of $3.2 million, $1.0 million and $0.8 million, respectively. Total rental expense (including leases on equipment) was $22.3 million in 1998, $19.1 million in 1997 and $12.9 million in 1996.


Note 7 - Contingencies

Circle is party to routine litigation incidental to its business, which primarily involves claims for goods lost or damaged in transit or improperly shipped. Many of the lawsuits to which Circle is a party are covered by insurance and are being defended by Circle's insurance carriers. Circle has established reserves for these matters and it is management's opinion that the resolution of such litigation will not have a material adverse effect on Circle's consolidated financial statements taken as a whole.


Note 8 - Common Stock

Stock Repurchase Programs

Stock repurchase programs totaling one million shares were approved by the Board of Directors prior to 1997. During 1996, 213,000 shares were acquired at an average purchase price of $19.05 per share. These shares were held as treasury stock until July 29, 1997, when they were retired along with previously issued shares. In February 1997, the Board of Directors approved the repurchase of an additional 100,000 shares, however no shares were repurchased during 1997. This authorization was cancelled in 1998.

Shareholder Rights Plan

In October 1994, Circle adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred share purchase Right for each outstanding share of Circle's common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $53.00.

The Rights will become exercisable if, without approval of the Board of Directors, a person or group acquires 20% or more of Circle's common stock (or a lesser percentage set by the Board in the case of a person determined to present certain specific risks to Circle and its stockholders, as defined in the plan) or announces a tender offer the consummation of which would result in ownership of 20% or more of the common stock. If a person or group does acquire 20% or more of Circle's stock (or such lesser percentage as has been set with respect to a specific person) each Right unless redeemed will entitle its holder to purchase, at the Right's then current exercise price, a number of the common shares of Circle having a market value at that time of twice the Right's exercise price.

Circle will be entitled to redeem the Rights at one one-hundredth of a cent per Right at any time before a 20% position (or such lesser percentage as has been set with respect to a specific person) has been acquired. Until the Rights become exercisable, Rights certificates will not be sent to stockholders and the Rights will automatically trade with the common stock.

Stock Option Plans

The 1982 and the 1990 Stock Option Plans provide for the granting of non-qualified or incentive stock options to officers and key employees for a maximum of 956,250 common shares at not less than fair market value on the date of grant. The Human Resources, Compensation and Nominating Committee of the Board of Directors determine the exercise period for the options. Under these plans, Stock Options are generally issued with the restriction that no option may be exercised before three years from date of grant nor later than eight years from date of grant.

The 1994 Omnibus Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, performance unit awards and performance share awards to key employees and consultants of Circle and its subsidiaries. The plan was originally authorized for a maximum of 2,000,000 common shares, and was amended in May 1998 to increase the maximum to 2,500,000 common shares. Stock options under this plan are generally issued at an option price at not less than fair market value on the date of grant. To date, no incentive or non-qualifying stock options have been granted below fair market value. Stock options under this plan are generally issued with the restriction that no option may be exercised before one year from the date of grant nor later than eight years from the date of grant. During 1998 and 1997, 13,942 and 24,615 restricted shares were granted, respectively. These share grants generally vest within one to three years.

A summary of stock option transactions for the three years ended December 31, 1998, follows:

                                               Shares         Weighted
                                                Under         Average
                                               Option      Exercise Price
                                            -----------    --------------
Outstanding at December 31, 1995               988,713        $ 14.89
      Granted                                  570,589          19.67
      Exercised                               (121,710)         13.76
      Canceled                                 (35,750)         14.85
                                            -----------
Outstanding at December 31, 1996             1,401,842          16.60
      Granted                                  422,950          23.29
      Exercised                               (283,590)         15.40
      Canceled                                (143,923)         16.73
                                            -----------
Outstanding at December 31, 1997             1,397,279          18.93
      Granted                                  796,250          23.95
      Exercised                               (113,399)         15.95
      Canceled                                (266,700)         25.58
                                            -----------
Outstanding at December 31, 1998             1,813,430        $ 20.64
                                            ===========

                                                       December 31,
                                              1998         1997          1996
                                            -------      -------      ---------
Options available for grant                 844,903      841,718      1,123,570
Options exercisable                         730,974      441,567        354,683
Weighted average fair value of options
      granted during the year                $ 7.20       $ 8.37         $ 5.41

The following table summarizes information about stock options outstanding at December 31, 1998:

                          OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                    ----------------------------------  ------------------------
                                 Weighted      Weighted                Weighted
   Range of                       Average      Average                  Average
 Exercisable         Number      Remaining     Exercise      Number    Exercise
    Prices         of Shares  Life (in years)   Price      of Shares      Price
---------------   ----------- --------------- ---------   ----------   ---------
$12.75 - 16.38      399,455       3.88        $ 14.51       313,455    $ 14.11
 16.75 - 20.63      375,875       4.41          17.79       211,174      17.55
 20.75 - 21.88      388,500       6.92          21.50        52,623      20.99
 22.00 - 26.63      557,100       6.77          25.27       153,722      24.97
 26.75 - 27.50       92,500       7.30          27.26           -         -
                 -----------                             ----------
 12.75 - 27.50    1,813,430       5.71          20.64       730,974      17.88
                  ===========                             ==========


In 1998, 200,000 options granted to Chief Executive Officer, David I. Beatson, were repriced from $28.00 per share to $21.688 per share.


SFAS No. 123 Pro Forma Disclosures

Circle applies APB No. 25 and related interpretations in accounting for its Stock Option Plans described above. Accordingly, no compensation cost has been recognized for its options granted. Had compensation cost for Circle's stock option plans been determined based on the fair value at the grant dates of the stock options, consistent with the method in SFAS No. 123, "Accounting for Stock Based Compensation", Circle's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                             Year ended
                                    1998         1997         1996
                                   ------       ------       ------

Net Income:  As Reported         $ 18,515     $ 26,332     $ 21,717
             Pro Forma             16,674       25,142       20,980

Net Income per share:
     Basic - As Reported           $ 1.09       $ 1.57       $ 1.30
             Pro Forma               0.98         1.49         1.26

   Diluted - As Reported           $ 1.07       $ 1.53       $ 1.28
             Pro Forma               0.97         1.46         1.24


The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model which requires subjective assumptions such as future stock price volatility and expected time to exercise. These assumptions greatly affect the calculated values.

Circle's  calculations  are based on a multiple  option  valuation  approach and cancellations are estimated based on a historical pattern. However, in accordance with SFAS No. 123, the impact of outstanding stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments. The following weighted-average assumptions were used:

                                        1998        1997        1996
                                       ------      ------      ------
Expected dividend yield                 1.00%       1.00%       1.00%
Expected volatility                       43%         37%         36%
Risk-free interest rate                 4.67%       5.62%       5.67%
Expected lives (years from vesting)      0.5         0.7         0.5

Note 9 - Taxes on Income

Taxes on income include the following (in thousands):
                                          1998           1997           1996
                                         ------         ------         ------

Federal:   Current                     $  2,711       $   (637)      $  6,546
           Deferred                       1,199          6,535         (1,237)

State:     Current                          426          1,370          1,167
           Deferred                         481           (363)           -

Foreign:   Current                        7,830          7,315          7,073
           Deferred                         283            358           (277)
                                      ==========     ==========     ==========
Total                                  $ 12,930       $ 14,578       $ 13,272
                                      ==========     ==========     ==========

Significant components of Circle's net deferred tax liability are as follows (in thousands):

                                             1998           1997
                                             ----           ----
Deferred tax liabilities:
Undistributed earnings of subsidiaries     $  9,459       $  9,714
Accelerated depreciation                      5,025          5,131
Gain on sale of property                      2,533          2,250
Incentive compensation                           16            -
Investment in subsidiary                        273            273
                                          ==========     ==========
                                           $ 17,306       $ 17,368
                                          ==========     ==========
Deferred tax assets:
Intercompany billings                      $    -         $  1,596
Bad debts                                     1,292          1,613
Vacation pay                                    836            608
Incentive compensation                          -               57
Insurance claims reserves                       523            882
Valuation of marketable securities               31              6
Other                                           282            201
                                          ==========     ==========
                                           $  2,964       $  4,963
                                          ==========     ==========
Net deferred tax liability                 $ 14,342       $ 12,405
                                          ==========     ==========

Taxes on income were different than the amount computed by applying the statutory income tax rate. Such differences are summarized as follows (in thousands):

                                              1998           1997         1996
                                             ------         ------       ------

Tax computed at 35% statutory rate         $ 11,006       $ 14,319     $ 12,247
Increases (decreases) resulting from:
    Foreign taxes lower than federal rate    (1,347)        (1,184)        (861)
    Non-deductible items                      2,273          1,212          775
    State taxes on income,
       net of federal income tax effect         590            654          758
    Other                                       408           (423)         353
                                          ==========     ==========   ==========
    Total                                  $ 12,930       $ 14,578     $ 13,272
                                          ==========     ==========   ==========

Taxes on income include deferred income taxes on undistributed earnings (not considered permanently invested) of consolidated subsidiaries, net of applicable foreign tax credits. At December 31, 1998, cumulative earnings of consolidated foreign subsidiaries designated as permanently invested were approximately $69 million. Deferred income taxes are not provided on permanently invested earnings.

Sources of pretax income are summarized as follows (in thousands):

                     1998           1997           1996
                    ------         ------         ------
Domestic           $ 7,790       $ 18,944       $ 16,404
Foreign             23,655         21,966         18,585
                 ----------     ----------    -----------
Total             $ 31,445       $ 40,910       $ 34,989
                 ==========     ==========    ===========


Note 10 - Other Income-Net

Other income-net includes the following (in thousands):

                                       1998          1997          1996
                                      ------        ------        ------
Interest income                      $ 4,416       $ 4,163       $ 4,695
Interest expense                      (1,941)       (2,938)       (2,659)
Income from affiliates, net            3,853         5,785         1,563
Gains on sales of assets                 257           633         1,061
Minority interests                      (928)       (1,286)         (456)
Net foreign exchange gains             1,365         2,162         1,258
Other                                    594            18          (184)
                                    ---------     ---------     ---------
Total                                $ 7,616       $ 8,537       $ 5,278
                                    =========     =========     =========


Note 11 - Investments in Unconsolidated Affiliates

Investments in net assets of affiliated companies amounted to $43.0 million and $40.5 million at December 31, 1998 and 1997, respectively. This includes Circle's 40% investment in TDS Logistics Inc. (TDS) of $38.0 million and $35.3 million as of December 31, 1998 and 1997, respectively. The TDS investment balance includes the excess of purchase price over net assets of $26.4 million and $27.1 million as of December 31, 1998 and 1997, respectively, which is being amortized over 37 years. The results of operations and financial position of TDS are summarized below (in thousands):

Condensed Income Statement Information:      1998         1997        1996
                                          ---------    ---------   ---------
Revenue                                   $ 77,521     $ 95,981    $ 50,115
Income from operations                      15,348       23,929       6,438
Net income                                   8,682       12,983       3,297


Condensed Balance Sheet Information:            December 31,
                                             1998         1997
                                          ---------    ---------
Current assets                            $ 15,815     $ 25,035
Non-current assets                          31,626       34,695
Current liabilities                          8,807       13,216
Non-current liabilities                      9,613       25,418
Stockholders' equity                        29,021       21,096

Note 12 - Employee Benefit Plans

Circle has a 401(k) Savings Plan in the U.S. under which an employee generally may contribute up to 15% of compensation to the plan. For every dollar contributed to the plan, Circle will match 50 cents, up to a maximum of 6% of the employee's compensation. Circle's contributions for the years ended December 31, 1998, 1997 and 1996 were $1.0 million, $0.9 million and $0.8 million, respectively. Circle's contributions vest over a four year period. Circle has various other employee benefit plans outside of the U.S.


Note 13 - Business Segment Information

Circle's reportable segments are geographic segments that offer similar products and services. They are managed separately because each segment requires close customer contact and each segment is affected by similar economic conditions. Certain information regarding Circle's operations by region is summarized below.


                                                Europe &      Asia &
                                                 Middle       South                     Elimi-      Consoli-
                                   Americas       East       Pacific     Corporate     nations       dated
                                  ----------   ----------   ----------   ----------  -----------   ----------
                                                                (in thousands)

Year ended December 31, 1998:
Total revenue                     $ 390,877    $ 167,173    $ 197,330    $     -     $  (17,702)   $ 737,678
Transfers between regions            (6,492)      (3,935)      (7,275)         -         17,702            -
                                  ----------   ----------   ----------   ----------  -----------   ----------
Revenues from customers           $ 384,385    $ 163,238    $ 190,055    $     -     $      -      $ 737,678
                                  ==========   ==========   ==========   ==========  ===========   ==========
Net revenue                       $ 161,095    $  81,361    $  59,224    $     -     $      -      $ 301,680
                                  ==========   ==========   ==========   ==========  ===========   ==========
Income (loss) from operations     $  11,298    $  12,268    $   9,809    $  (9,546)  $      -      $  23,829
                                  ==========   ==========   ==========   ==========  ===========   ==========
Identifiable assets               $ 191,021    $ 139,300    $ 153,311    $ 118,358   $ (108,261)   $ 493,729
                                  ==========   ==========   ==========   ==========  ===========   ==========


Year ended December 31, 1997:
Total revenue                     $ 422,151    $ 147,628    $ 167,053    $     -     $  (19,843)   $ 716,989
Transfers between regions            (7,442)      (3,613)      (8,788)         -         19,843          -
                                  ----------   ----------   ----------   ----------  -----------   ----------
Revenues from customers           $ 414,709    $ 144,015    $ 158,265    $     -     $      -      $ 716,989
                                  ==========   ==========   ==========   ==========  ===========   ==========
Net revenue                       $ 159,055    $  71,065    $  47,924    $     -     $      -      $ 278,044
                                  ==========   ==========   ==========   ==========  ===========   ==========
Income (loss) from operations     $  20,110    $  10,408    $   9,169    $  (7,314)  $      -      $  32,373
                                  ==========   ==========   ==========   ==========  ===========   ==========
Identifiable assets               $ 214,520    $ 117,432    $ 102,098    $ 123,914   $ (123,565)   $ 434,399
                                  ==========   ==========   ==========   ==========  ===========   ==========


Year ended December 31, 1996:
Total revenue                     $ 403,300    $ 142,405    $ 114,332    $     -     $  (14,407)   $ 645,630
Transfers between regions            (6,091)      (3,396)      (4,920)         -         14,407          -
                                  ----------   ----------   ----------   ----------  -----------   ----------
Revenues from customers           $ 397,209    $ 139,009    $ 109,412    $     -     $      -      $ 645,630
                                  ==========   ==========   ==========   ==========  ===========   ==========
Net revenue                       $ 146,910    $  70,465    $  41,083    $     -     $      -      $ 258,458
                                  ==========   ==========   ==========   ==========  ===========   ==========
Income (loss) from operations     $ 17,510     $  11,077    $   7,644    $  (6,520)  $      -      $  29,711
                                  ==========   ==========   ==========   ==========  ===========   ==========
Identifiable assets               $ 179,315    $ 118,287    $  96,041    $ 123,835   $ (108,225)   $ 409,253
                                  ==========   ==========   ==========   ==========  ===========   ==========


Revenue from transfers between regions represents approximate amounts that would be charged if the services were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue.

Circle is domiciled in the U.S. The U.S. had revenues from external customers of $356 million in 1998, $382 million in 1997 and $367 million in 1996. The U.S. had long lived assets of $41 million and $44 million at the end of 1998 and 1997, respectively.

The following tables show the approximate amounts of revenue and net revenue, expressed in dollars and as a percentage, attributable to Circle's principal services during each of the three years in the period ended December 31, 1998 (in thousands).

                                   1998               1997             1996
                                  ------             ------           ------
Revenue:
Air freight forwarding       $ 482,701   66%   $ 471,563   66%   $ 418,506   65%
Ocean freight forwarding       111,938   15%     111,200   15%     106,554   16%
Customs brokerage and other    143,039   19%     134,226   19%     120,570   19%
                            ----------------  ----------------  ----------------
             Total           $ 737,678  100%   $ 716,989  100%   $ 645,630  100%
                            ================  ================  ================


Net Revenue:
Air freight forwarding       $ 118,170   39%   $ 106,210   38%   $ 102,105   39%
Ocean freight forwarding        40,471   13%      37,608   14%      35,783   14%
Customs brokerage and other    143,039   48%     134,226   48%     120,570   47%
                            ----------------  ----------------  ----------------
             Total           $ 301,680  100%   $ 278,044  100%   $ 258,458  100%
                            ================  ================  ================


Note 14 - Quarterly Data (unaudited)

(in thousands, except per share amounts)
                                            Net     Net Income (Loss)
                                Net       Income        per share      Dividends
                   Revenue    Revenue     (Loss)    Basic     Diluted  per share
                   -------    -------    -------   ------------------  ---------

1998 Quarters
  4th Quarter    $ 206,706   $ 82,517    $ 5,757    $ 0.34     $ 0.34   $ 0.135
  3rd Quarter*     190,799     77,585       (544)    (0.03)     (0.03)      -
  2nd Quarter      174,760     73,005      7,857      0.46       0.45     0.135
  1st Quarter      165,413     68,573      5,445      0.32       0.31       -


1997 Quarters
  4th Quarter    $ 194,444   $ 74,506    $ 7,824    $ 0.46     $ 0.45   $ 0.135
  3rd Quarter      180,771     69,730      7,330      0.43       0.42       -
  2nd Quarter      179,593     69,299      6,506      0.39       0.38     0.135
  1st Quarter      162,181     64,509      4,672      0.28       0.27       -

 * 1998 includes special charges of $10.7 million or $8.1 million, net of tax ($0.47 per diluted share).

Independent Auditors' Report

The Board of Directors and Stockholders of Circle International Group, Inc.:

We have audited the accompanying consolidated balance sheets of Circle International Group, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated income statements, statements of stockholders' equity and statements of cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying consolidated financial statements give retroactive effect to the 1998 acquisition of Alrod International, Inc., which has been accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Circle International Group, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.





/S/ DELOITTE & TOUCHE LLP
San Francisco, California
March 5, 1999

EXHIBIT 10.4.3

                              Consulting Agreement

     This Consulting Agreement ("Agreement") is entered into as of the first day of January 1999 by and between Zita Logistics, Ltd. ("Zita") and Circle International Group, Inc.'s ("CIG") wholly owned subsidiary Circle International European Holdings Limited ("the Company").

     Zita is an independent consulting company engaged in providing consulting services to businesses.

     The Company is engaged in the provision of air freight and related services worldwide.

     The Company desires to use the consulting services of Zita for the term of this Agreement and Zita desires to provide said services to the Company.

     For and in consideration of the mutual promises set forth below, the parties agree as follows:

     1. Services To Be Provided. Zita shall provide the Company and CIG's global network of offices, except those located in the United States, Spain and Portugal, with consulting services consisting of:

          (a) Identifying, analyzing and reporting on potential strategic partners;

          (b)  Selling  services  offered  by  Company,   including  calling  on
               existing and potential customers;

          (c)  Assisting in developing responses to global bids and proposals;

          (d)  Providing training seminars; and

          (e)  Providing customer satisfaction reviews and surveys.

     2. Level Of Service. Zita agrees to provide the services set forth above in a competent, professional manner and to the reasonable satisfaction of the Company and its customers.

     3. Independent Contractor Status. It is the intent of the parties that Zita shall be and is an independent contractor, and at no time shall Zita, its officers or employees be the agent(s) or employee(s) of the Company or any of its related entities. Zita shall have full and direct control and supervision over the services provided under this Agreement and shall determine the method, means and manner of performance.

     4. Responsibility For Employees. Zita shall furnish at its own discretion, selection and expense any labor required to perform services under this Agreement. Zita shall be solely responsible for the direction and control of its employees, including the selection, hiring, firing, supervision, assignment and direction of employees, the setting of wages, hours and working conditions, and the adjustment of grievances. Zita shall determine the method, means and manner of the performance of the work of its employees and their performance of this Agreement. Zita assumes full and sole responsibility for the payment of all wages, benefits and expenses of its employees and for all income tax withholding, unemployment insurance, social security taxes and other taxes for its employees. The Company shall neither have nor exercise disciplinary authority or control over Zita's employees and shall have no authority to supervise or direct Zita's employees in the performance of their work. All pay, benefits and working conditions of Zita and its employees are a matter of agreement solely between Zita and its employees. Zita and Zita's officers and employees shall not participate in any benefits enjoyed by the Company's employees. Zita shall hold the Company and its related entities harmless for any failure by Zita to comply with any obligation or right pertaining Zita's employees, including those arising from statute or regulation.

     5. Limitation On Authority. As an independent contractor acting as a consultant to the Company, Zita and its employees do not have the authority to make any contract or create any obligation or liability on behalf of the Company or its related entities. Zita shall pay any and all taxes which might arise as a result of the services provided hereunder and shall indemnify and hold harmless the Company and CIG and their related entities from and against any and all loss or liability arising from the failure of consultant or its officers or employees to comply with the provisions of this Agreement.

     6. Office Space And Equipment. Zita shall provide its own office space and office equipment at its own expense.

     7. Compensation. During 1999, Zita shall be paid by the Company a quarterly service fee of U.S. $77,500. Thereafter, for the term of the Agreement, Zita shall be paid a quarterly service fee of U.S. $68,750. Additionally, Zita's reasonable business expenses incurred in the provision of services under this Agreement will be reimbursed by the Company. Payment shall be made by wire transfer as instructed by Zita within ten (10) calendar days of receipt of Zita's invoice. Such invoices shall be sent by Zita to the Company following each calendar quarter during which Zita performed services under this Agreement.

     8. Non-competition. Zita and its officers and employees agree to the provisions of the attached Non-competition and Non-disclosure Agreement. Further, Zita and its officers and employees agree that their services shall be exclusive to the Company and shall not be offered to third parties without the written consent of the Company.


     9. Arbitration. Any and all disputes concerning this Agreement shall be subject to binding arbitration in London, England, under the Commercial Arbitration Rules of the American Arbitration Association. The cost of the arbitration will be divided equally between the parties and each side shall bear its own legal fees incurred in connection with the arbitration.

     10. Term. The term of this Agreement shall be from January 1, 1999, through December 31, 2001.

     11. Termination. This Agreement may be terminated before its expiration for reasons constituting cause, which shall include, but not be limited to, breach of this Agreement or breach of CIG's written policies (however, such written policies shall not be created for the purpose of establishing a termination of this Agreement) or any act by Zita or its officers or employees which constitutes fraud, dishonesty or illegality. In the event this Agreement is terminated for cause, all further obligations under this Agreement will cease as of the date of termination. Once the term of this Agreement expires, or the Agreement is terminated, the Company, CIG and their related entities will owe no further obligation to Zita or its officers or employees other than amounts then accrued and unpaid hereunder, unless there is an express written agreement to continue an obligation.

     12. Entire Agreement. This Agreement supersedes any prior agreement between the parties, whether oral, written or implied, constitutes the entire agreement between the parties and may be modified only by a written agreement signed by both parties hereto.

                              CIRCLE INTERNATIONAL EUROPEAN HOLDINGS LIMITED


Dated:  __________________    BY: _________________________________________

                              ZITA LOGISTICS, LTD.


Dated:  __________________    BY: _________________________________________

EXHIBIT 10.12

                                                           World Headquarters
                                                           260 Townsend Street
                                                           San Francisco
                                                           California 94107-1719
                                                           Phone: 415-978-0600
May 4, 1998                                                Fax: 415-978-0558

Mr. David Beatson
260 Townsend Street
San Francisco, CA 94107

Re:   Offer of Employment


Dear David:

It is with pleasure that I offer you on behalf of Circle International Group the position of Chief Executive Officer under the following conditions:

    Starting Date:       July 1st, 1998 or sooner

    Salary: $450,000, annually to be reviewed by the Board annually for merit and cost of living increases.

    Share Options*:

    Amount               Date                    Price
    ------               ----                    -----

    200,000              Hiring Date             Market Price

     50,000              Anniversary Hiring      Market Price
                         Date Year 1999

     50,000              Anniversary Hiring      Market Price
                         Date Year 2000

     50,000              Anniversary Hiring      Market Price
                         Date Year 2001

    *The options will vest in one-third increments after 12 months waiting period.

    Signing Bonus:       $150,000.   Payable   January  1st,   1999  plus  1,000
                         restricted shares which fully vest in one year from starting date.

    Incentive:           1) For period July 1st or sooner through December 31st,
                         1999: $150,000 guaranteed (any amount above that at the Board's discretion).

Mr. David Beatson
May 4, 1998
Page 2



      Incentive, cont'd: 2) See attachment A) C.E.O.  incentive  methodology for subsequent years (i.e., 1999 and beyond).

      Agreement Terms:   5 years,  subject to a 12-month pay-out for termination
                         without cause.

      Change in Control: Options vest, change in control is 20%+

      Other: You will be nominated to the position of Director effective August 1998. As you know, the Board understands that for personal reasons, I will relinquish the position of Chairman prior to the expiration of my December 31, 1999 term. When this occurs, I will recommend to the Board that you succeed me in this position.

      Benefits:          You will be entitled to a monthly car allowance of $750
                         per  month.  Additionally,  you  will  have  use of the
                         Company  limousine  and  part-time  driver for business
                         purposes.  Our  standard  health and medical  benefits,
                         401(k)  plan  and  executive   non-qualified   deferred
                         compensation plan will apply in short waiting periods whenever possible. Additionally, the Company will pay your monthly dues associated with a local health club, such as the nearby San Francisco Tennis Club.

This is a tremendous opportunity with unlimited upside potential. We have a great deal of pride in the excellent Company we have developed and earnestly believe that you are the right person for the Company.

During our Saturday, May 2nd, conversation, we agreed to Friday, May 15th, as the date of your acceptance or otherwise. However, after subsequent discussions with the members of the Board, they have requested that you provide me with your response (at the latest) by Monday, May 11th, the day of our Board meeting. Everyone understands the need for confidentiality and your wish to stay through June 30th with your present company in order to protect certain stock options.

I look forward to hearing from you.

                                  Best regards,


                                  /S/ Peter Gibert
                                  --------------------
                                  Peter Gibert
                                  Chairman of the Board

Mr. David Beatson
May 4, 1998
Page 3

Attachment A:   C.E.O. incentive methodology for subsequent years (i.e. 1999 and beyond)

C.E.O. (Pool is 1% of EBT) ***



                           Net Revenue Growth

 EPS            <0%          0 to<10%     10 to<15%     15 to <20%    >=20%
-----           ---          --------     ---------     ----------    -----


>=25%           25%            60%          100%           120%        150%

>=20%           20%            50%           80%           100%        120%

>=15%           10%            40%           60%            80%        100%

>=10%            3%            20%           30%            60%         80%


Under 10% E.P.S. at Board's discretion.
Minimum incentive 1998 and 1999 =  $150,000 each


*** Note:   E.B.T. - 1997:       $40 Million
            E.B.T. - 1998:       $49 Million

EXHIBIT 21.1
LIST OF SUBSIDIARIES

The following table sets forth certain information concerning the principal subsidiaries of Circle as of December 31, 1998.

                                            State or other jurisdiction
Name                                             of incorporation
----                                             ----------------

Alrod International, Inc.                           California
Circle Airfreight Japan, Ltd.                       California
Circle Espana, S.A.                                 Spain
Circle Freight International
   Speditionsgesellschaft GmbH                      Germany
Circle Fretes Internacionais do
   Brasil Ltda.                                     Brazil
Circle Freight International (Argentina) S.A        Argentina
Circle Freight International Belgium S.A.           Belgium
Circle Freight International (Canada) Ltd.          Canada
Circle Freight International (Netherlands) BV       Netherlands
Circle Freight International (India) Pvt. Ltd.      India
Circle Freight International (Italia) S.R.L.        Italy
Circle Freight International Japan, Inc.            Japan
Circle International Korea Co. Limited              Korea
Circle Freight International (NZ) Ltd.              New Zealand
Circle Freight International
   Philippines Ltd., Inc.                           Philippines
Circle International (Australia) Pty., Ltd.         Australia
Circle International (Hong Kong) Ltd.               Hong Kong
Circle International, Inc.                          Delaware
Circle International Limited                        United Kingdom
Circle International (Singapore) Pte. Ltd.          Singapore
Circle International (Sweden) AB                    Sweden
Circle Worldbridge International (Thailand) Ltd.    Thailand
CE Logistics (Asia) Pte. Ltd.                       Singapore
Concord Express (Singapore) Pte. Ltd.               Singapore
Darrell J. Sekin & Co., Inc.                        Texas
F.J. Tytherleigh & Co. Ltd.                         United Kingdom
Harper Logistics International S.A.                 France
J.R. Michels Incorporated                           Texas
Max Gruenhut B.V.                                   Netherlands
Max Gruenhut GmbH                                   Germany
Regga Holdings Limited                              Bermuda
Regga Insurance Limited                             Bermuda

The names of certain subsidiaries have been omitted because such unnamed subsidiaries, considered in the aggregate, would not constitute a significant subsidiary as that term is defined in Regulation S-X.

EXHIBIT 23.1
INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 33-44357, No. 33-35272, No. 33-53557, No. 33-17601, No. 333-04139, No.
333-04141, No. 333-64147 and No. 333-68127 of Circle International Group, Inc. and subsidiaries of our report dated March 5, 1999, appearing in this Annual Report on Form 10-K of Circle International Group, Inc. and subsidiaries for the year ended December 31, 1998.


/S/ DELOITTE & TOUCHE LLP
San Francisco, California
March 30, 1999