Form 10-Q
period 1999-03-31
CIRCLE INTERNATIONAL GROUP INC /DE/
filed 1999-05-17
CIK 45674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ___

At May 13, 1999, the number of shares outstanding of the registrant's Common Stock was 17,131,617.

                                TABLE OF CONTENTS
                                -----------------



Part I.  Financial Information                                       Page
-------  ---------------------                                       ----

         Item 1.    Financial Statements:
         -------

                    Condensed Consolidated Income
                    Statements for the three months ended
                    March 31, 1999 and 1998                            3

                    Condensed Consolidated Balance Sheets,
                    March 31, 1999 and December 31, 1998               4

                    Condensed Consolidated Statements of
                    Cash Flows for the three months ended
                    March 31, 1999 and 1998                            5

                    Notes to Condensed Consolidated Financial
                    Statements                                         6

         Item 2.    Management's Discussion and Analysis of
         -------
                    Financial Condition and Results
                    of Operations                                      8

         Item 3.    Quantitative and Qualitative Disclosures
         -------
                    About Market Risk                                 12

Part II. Other Information
-------- -----------------

         Item 4.    Submission of Matters to a Vote of
         -------
                    Security Holders                                  12

         Item 5.    Other Information                                 12
         -------

         Item 6.    Exhibits and Reports on Form 8-K                  12
         -------

I. FINANCIAL INFORMATION
------------------------

      ITEM 1. FINANCIAL STATEMENTS

               CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
              (unaudited, in thousands, except per share amounts)


                                              Three Months Ended
                                                   March 31,
                                              ------------------

                                               1999        1998
                                               ----        ----

Revenue                                    $ 182,853   $ 165,413
Freight consolidation costs                  106,687      96,840
                                           ----------  ----------
Net revenue                                   76,166      68,573

Other costs and expenses:
     Salaries and related                     42,257      37,555
     Operating, selling
        and administrative                    31,660      24,623
                                           ----------  ----------
Total other costs and expenses                73,917      62,178
                                           ----------  ----------

Income from operations                         2,249       6,395

Other income:
     Interest income, net                         75         673
     Income from affiliates, net                 504       1,298
     Other, net                                  125         352
                                           ----------  ----------
     Total other income, net                     704       2,323
                                           ----------  ----------
Income before taxes                            2,953       8,718

Taxes on income                                1,078       3,273
                                           ----------  ----------
Net income                                   $ 1,875     $ 5,445
                                           ==========  ==========

Net income per share:
     Basic                                    $ 0.11      $ 0.32
                                           ==========  ==========
     Diluted                                  $ 0.11      $ 0.31
                                           ==========  ==========

Weighted average common
shares outstanding:
     Basic                                    17,109      16,994
                                           ==========  ==========
     Diluted                                  17,164      17,294
                                           ==========  ==========


            See Notes to Condensed Consolidated Financial Statements

               CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (unaudited, in thousands, except share amounts)


                                                       March 31,    December 31,
                                                         1999           1998
                                                      ----------    ------------
                                     ASSETS
                                     ------
Current assets:
      Cash and equivalents                             $ 45,302      $ 44,586
      Short-term investments                             13,425        14,213
      Trade receivables, less allowance for doubtful
          accounts of: 1999, $7,353; 1998, $7,131       242,395       252,615
      Other receivables                                   6,463         7,765
      Other current assets                                9,277         7,820
                                                      ----------    ----------
          Total current assets                          316,862       326,999

Property                                                164,264       163,997
      Less accumulated depreciation                     (77,070)      (75,809)
                                                      ----------    ----------
          Property, net                                  87,194        88,188

Marketable equity securities                                773           935
Investments in unconsolidated affiliates                 43,587        42,967
Goodwill, net                                            30,421        30,727
Other assets                                              4,615         3,913
                                                      ----------    ----------
Total assets                                          $ 483,452     $ 493,729
                                                      ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
      Notes payable to banks                              1,929         7,869
      Trade payables                                    167,820       175,532
      Accrued salaries and related costs                 13,959        15,582
      Dividends payable                                       -         2,312
      Income taxes payable                                5,284         7,292
      Other liabilities                                  24,013        24,984
                                                      ----------    ----------
          Total current liabilities                     213,005       233,571

Minority interests                                        4,715         4,546
Deferred income taxes                                    14,552        14,342
Long-term notes payable                                  31,998        21,558
Commitments and contingencies                               -             -

Stockholders' equity:
      Preferred stock, $1 par: shares
           authorized, 1,000,000                            -             -
      Common stock, $1 par: shares
           authorized, 40,000,000; shares
           issued and outstanding
           1999, 17,133,219; 1998, 17,131,994            30,914        30,822
      Retained earnings                                 203,781       201,907
      Accumulated other comprehensive loss              (15,513)      (13,017)
                                                      ----------    ----------
          Total stockholders' equity                    219,182       219,712
                                                      ----------    ----------
Total liabilities and stockholders' equity            $ 483,452     $ 493,729
                                                      ==========    ==========


            See Notes to Condensed Consolidated Financial Statements

                CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                -------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                          1999       1998
                                                          ----       ----
Operating activities:
     Net income                                         $ 1,875    $ 5,445
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                    3,790      3,153
         Provision for doubtful accounts                    879        794
         Deferred income taxes                               69       (830)
         Gains on sales of assets                           (70)       (10)
         Equity in earnings of affiliates, net
           of dividends received                           (244)    (1,226)
         Net effect of changes in working capital        (3,154)     8,873

                                                       ---------  ---------
Net cash provided by operating activities                 3,145     16,199
                                                       ---------  ---------

Investing activities:
     Proceeds from sales of property                        100         54
     Proceeds from sales of marketable
       equity securities                                    500        -
     Net proceeds from sales of
        short-term investments                              524      8,128
     Capital expenditures                                (4,297)    (2,281)
     Acquisitions of businesses                            (117)      (168)
                                                       ---------  ---------
Net cash provided by (used in)
     investing activities                                (3,290)     5,733
                                                       ---------  ---------

Financing activities:
     Issuance (repayment) of long-term
        notes payable                                    10,439    (15,203)
     Repayment of notes payable                          (6,081)      (532)
     Dividends                                           (2,313)    (2,193)
     Proceeds from exercise of stock options                 92        307
                                                       ---------  ---------
Net cash provided by (used in)
     financing activities                                 2,137    (17,621)
Effect of exchange rate changes on cash                  (1,276)       430
                                                       ---------  ---------
Increase in cash and equivalents                            716      4,741
Cash and equivalents at beginning of period              44,586     17,998
                                                       ---------  ---------
Cash and equivalents at end of period                  $ 45,302   $ 22,739
                                                       =========  =========


            See Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

Note 1 - General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Circle International Group, Inc. (Circle) 1998 Annual Report to Stockholders incorporated by reference in Circle's 1998 Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q. Certain 1998 amounts have been reclassified to conform to the 1999 presentation.


Note 2 - Comprehensive Income

Other comprehensive income represents foreign currency  translation  adjustments
and  unrealized  gains  and  losses  on  marketable   securities  classified  as
available-for-sale incurred during the respective quarters.

Circle's total comprehensive income was as follows:

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                      1999      1998
                                                      ----      ----
                                                      (in thousands)

Net income                                           $1,875   $ 5,445

Other comprehensive income (loss):
    Change in cumulative translation adjustment      (2,536)      460
    Unrealized gains on marketable securities, net       40         4
                                                     -------- --------
Comprehensive income (loss)                          $ (621)  $ 5,909
                                                     ======== ========

Note 3 - New Accounting Standards

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

Note 4 - Business Segment Information

Circle's reportable segments are geographic segments that offer similar products and services. They are managed separately because each segment requires close customer contact and each segment is affected by similar economic conditions. Certain information regarding Circle's operations by region is summarized below.

                                         Europe &      Asia &
                                          Middle       South                   Elimi-     Consoli-
                             Americas      East       Pacific    Corporate    nations      dated
                             --------    ---------   ---------   ---------   ---------   ----------
                                                        (in thousands)

Three months ended March 31, 1999:
Total revenue                $ 90,259    $ 41,701    $ 55,962    $    -      $ (5,069)   $ 182,853
Transfers between regions      (1,214)     (1,682)     (2,173)        -         5,069           -
                             ---------   ---------   ---------   ---------   ---------   ----------
Revenues from customers      $ 89,045    $ 40,019    $ 53,789    $    -      $    -      $ 182,853
                             =========   =========   =========   =========   =========   ==========
Net revenue                  $ 39,092    $ 20,446    $ 16,628    $    -      $    -      $  76,166
                             =========   =========   =========   =========   =========   ==========
Income (loss) from
   operations                $  5,165    $  2,562    $  2,490    $ (7,968)   $    -      $   2,249
                             =========   =========   =========   =========   =========   ==========




Three months ended March 31, 1998:
Total revenue                $ 96,194    $ 35,349    $ 37,592    $    -      $ (3,722)   $ 165,413
Transfers between regions      (1,562)       (657)     (1,503)        -         3,722          -
                             ---------   ---------   ---------   ---------   ---------   ----------
Revenues from customers      $ 94,632    $ 34,692    $ 36,089    $    -      $    -      $ 165,413
                             =========   =========   =========   =========   =========   ==========
Net revenue                  $ 38,997    $ 17,986    $ 11,590    $    -      $    -      $  68,573
                             =========   =========   =========   =========   =========   ==========
Income (loss) from
   operations                $  6,138    $  2,267    $  2,016    $ (4,026)   $    -      $   6,395
                             =========   =========   =========   =========   =========   ==========



Revenue from transfers between regions represents approximate amounts that would be charged if the services were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the matters set forth in this report are forward-looking statements that are dependent on certain risks and uncertainties including but not limited to such factors as market demand, risks associated with operations outside of the U.S. including currency fluctuations, information technology uncertainties, changing economic conditions including international laws, the concentration of business towards large accounts, the effect of Circle's accounting policies, and other risk factors detailed in this and other of Circle's SEC filings.

Results of Operations
---------------------

Circle's principal services are international air freight forwarding, ocean freight forwarding, and customs brokerage and other value added logistics services. The following table provides the revenue and net revenue, in thousands of dollars and percentages, attributable to Circle's principal services during the periods indicated. Revenue for air freight and ocean freight consolidations (indirect shipments) includes the cost of such freight, whereas net revenue does not. Revenue for air freight and ocean freight agency or direct shipments, customs brokerage and import services, includes only the fees or commissions for these services. A comparison of net revenue best measures the relative importance of Circle's principal services.

                                           Three Months Ended
                                                March 31,
                                           ------------------

                                       1999                  1998
                                       ----                  ----
Revenue
Air freight forwarding          $ 119,216     65%     $ 107,536     65%
Ocean freight forwarding           27,396     15%        24,526     15%
Customs brokerage and other        36,241     20%        33,351     20%
                               ===================   ===================
   Total                        $ 182,853    100%     $ 165,413    100%
                               ===================   ===================


Net Revenue
Air freight forwarding          $  29,634     39%     $  26,311     38%
Ocean freight forwarding           10,291     13%         8,911     13%
Customs brokerage and other        36,241     48%        33,351     49%
                               ===================   ===================
   Total                        $  76,166    100%     $  68,573    100%
                               ===================   ===================


Three Months ended March 31, 1999 vs 1998:
------------------------------------------

Revenue for the quarter was up 11% to $182.9 million compared to $165.4 million for the same period in 1998. Net revenue, which represents revenue less freight consolidation costs, was up 11% to $76.2 million compared to $68.6 million in the first quarter of 1998. The overall increase in revenue occurred primarily due to growth in Asia Pacific and Europe as well as the favorable contributions provided by the acquisitions of F.J. Tytherleigh in the U.K. and Concord Express in Singapore, both which occurred in 1998. These increases were partially offset by decreases in North America where revenues declined 5% primarily due to the effects of the Asia economic crisis.

Air freight forwarding revenue for the first quarter increased 11% or $11.7 million as a result of shipment volume increases in Europe and Asia Pacific. These increases were partially offset by volume reductions in North America where Circle handled fewer shipments due primarily to decreased export activity to Asia Pacific. Air freight forwarding net revenue increased 13% or $3.3 million. North America, Europe and Asia Pacific showed net revenue increases of 9%, 15% and 18%, respectively, for the comparable period last year. Europe and Asia Pacific increases were primarily due to an increased number of shipments while North America increases were provided by higher margins due to lower carrier costs, partially offset by lower shipment volume.

Ocean freight forwarding revenue increased 12% or $2.9 million over the same quarter last year, while ocean freight forwarding net revenue increased 15% or $1.4 million. The increases were due primarily to volume increases in Asia Pacific and Europe, but partially offset by shipment volume decreases in North America.

Customs brokerage and other net revenue which includes warehousing, distribution and other logistics services increased 9%, or $2.9 million. Warehousing and distribution revenues increased in Europe and Asia Pacific.

Salaries and related costs increased 13% or $4.7 million principally as a result of the acquisitions of F.J. Tytherleigh and Concord Express, sales force expansion, information technology enhancements to handle business growth and Year 2000 initiatives. However, salaries as a percentage of net revenues remained at approximately 55%.

Operating, selling, and administrative expenses increased 29% or $7.0 million primarily due to increases in occupancy costs, professional fees and data processing expenses. The increases in occupancy costs are due to lease obligations for facilities acquired in the acquisitions of F.J. Tytherleigh and Concord Express and new logistics facilities in New York and Australia. The increases in professional fees and data processing expenses are primarily related to the information technology initiatives that will enhance our computer systems. Expenses incurred for Year 2000 readiness were $3.2 million for the quarter.

Total other income, net, decreased $1.6 million due to lower income from affiliates and a reduction in interest income, net, during the quarter. The decrease in income from affiliates was due primarily to the effect of the downturn in the Latin America and Asia economies on Circle's automotive logistics affiliate. The decrease in interest income, net, resulted from lower short-term investments which were liquidated to fund acquisitions in 1998 and higher average borrowing.

The effective income tax rate for the first quarter was 36.5% compared to 37.5% for the comparable period in 1998. Circle's effective tax rate fluctuates due to changes in foreign tax rates and regulations and level of pre-tax profit in foreign countries.


Liquidity and Capital Resources
-------------------------------

Net cash provided by operations was $3.1 million for the quarter ended March 31, 1999, compared to $16.2 million for the same quarter in 1998. Net working capital increased $3.2 million during the three months ended March 31, 1999. The increase is primarily due to the timing of receipts and disbursements and a reduction in tax provisions due to lower taxable income and a lower tax rate in 1999.

Cash used in investing activities was $3.3 million compared to cash provided by investing activities of $5.7 million in the same quarter last year. Capital expenditures for Circle during the quarter were $4.3 million and were funded with working capital. Circle expects capital expenditures to increase throughout 1999 in line with our information technology initiatives.

Cash provided by financing activities was $2.1 million compared to cash used in financing activities of $17.6 million during the same quarter last year. Long-term notes payable increased $10.4 million. This is primarily due to the increase of commercial paper issued and outstanding by $11.0 million, from $14.0 million as of December 31, 1998, to $25.0 million as of March 31, 1999. Notes payable decreased $6.1 million during the quarter. This is primarily attributable to fluctuations in overnight loan balances used to cover Circle's daily cash position at certain locations. The semi-annual dividend of $0.135 per share declared in December 1998 was paid in the first quarter of 1999 for a total of $2.3 million.

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

New Accounting Pronouncements
-----------------------------

See Note 3 of the Notes to Condensed Consolidated Financial Statements for a description including management's discussion and analysis of new accounting pronouncements.

YEAR 2000

General Discussion

The following discussion of the implications of the Year 2000 problem for Circle contains forward-looking statements based on inherently uncertain information. The cost of Year 2000 compliance and the date on which Circle plans to complete its Year 2000 modifications are based on Circle's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ. Moreover, although Circle believes it will be able to make the necessary modifications, there is no assurance that failure to modify the systems would not have a material adverse effect on Circle. Circle relies on several internal systems to support its freight forwarding, customs brokerage, logistics management and warehouse management systems worldwide. Circle is also reliant upon system capabilities of customs offices, business partners, trading partners, customers, suppliers and governmental agencies in many countries around the world.

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

Actual Costs as of March 31, 1999

As of March 31, 1999, Circle has incurred approximately $3.2 million in costs specifically directed to the Year 2000 remediation. This amount does not include costs incurred in the development of new systems or systems replacement that assisted in the retirement of non-compliant code.

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

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in exposure to market risk from that discussed in Circle's 1998 annual report.


II.  OTHER INFORMATION
----------------------

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

      ITEM 5.  OTHER INFORMATION

               None

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits:

                    Exhibit 27, Financial Data Schedule, EDGAR filing only.

               (b)  Form 8-K:

                    Circle did not file any reports on Form 8-K during the three months ended March 31, 1999.

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

                                    CIRCLE INTERNATIONAL GROUP, INC.
                                    --------------------------------
                                    Registrant



Dated:  May 17, 1999



                                    /S/ David I. Beatson
                                    --------------------------------------
                                    David I. Beatson, President
                                    and Chief Executive Officer




                                    /S/ Janice Kerti
                                    --------------------------------------
                                    Janice Kerti, Senior Vice President
                                    and Chief Financial Officer