Form 10-Q
period 1999-06-30
CIRCLE INTERNATIONAL GROUP INC /DE/
filed 1999-08-16
CIK 45674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-8664

                        Circle International Group, Inc.
                        --------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

At August 12, 1999, the number of shares outstanding of the registrant's Common Stock was 17,250,455.

                                TABLE OF CONTENTS
                                -----------------



Part I.  Financial Information                                          Page
-------  ---------------------                                          ----

         Item 1.    Financial Statements:
         -------

                    Condensed Consolidated Income
                    Statements for the three and six months
                    ended June 30, 1999 and 1998                          3

                    Condensed Consolidated Balance Sheets,
                    June 30, 1999 and December 31, 1998                   4

                    Condensed Consolidated Statements of
                    Cash Flows for the six months ended
                    June 30, 1999 and 1998                                5

                    Notes to Condensed Consolidated Financial
                    Statements                                            6

         Item 2.    Management's Discussion and Analysis of
         -------
                    Financial Condition and Results of
                    Operations                                            8

         Item 3.    Quantitative and Qualitative Disclosures
         -------
                    About Market Risk                                    13

Part II. Other Information
-------  -----------------

         Item 4.    Submission of Matters to a Vote of Security Holders  13
         -------

         Item 5.    Other Information                                    13
         -------

         Item 6.    Exhibits and Reports on Form 8-K                     13
         -------

I. FINANCIAL INFORMATION
------------------------

      ITEM 1. FINANCIAL STATEMENTS

               CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
              (unaudited, in thousands, except per share amounts)


                                         Three Months Ended   Six Months Ended
                                              June 30,             June 30,

                                        -------------------  -------------------

                                          1999      1998       1999      1998
                                          ----      ----       ----      ----

Revenue                                 $195,215  $174,760   $378,068  $340,172
Freight consolidation costs              113,764   101,755    220,451   198,594
                                        --------- ---------  --------- ---------

Net revenue                               81,451    73,005    157,617   141,578

Other costs and expenses:
   Salaries and related                   42,516    36,949     84,773    74,504
   Operating, selling and administrative  33,172    26,674     64,832    51,296
                                        --------- ---------  --------- ---------

Total other costs and expenses            75,688    63,623    149,605   125,800
                                        --------- ---------  --------- ---------

Income from operations                     5,763     9,382      8,012    15,778

Other income:
   Interest income, net                       98     1,165        173     1,838
   Income from affiliates, net             1,202     1,244      1,706     2,542
   Other, net                                528       469        652       821
                                        --------- ---------  --------- ---------

   Total other income, net                 1,828     2,878      2,531     5,201
                                        --------- ---------  --------- ---------

Income before taxes                        7,591    12,260     10,543    20,979

Taxes on income                            2,771     4,403      3,848     7,677
                                        --------- ---------  --------- ---------

Net income                              $  4,820  $  7,857   $  6,695  $ 13,302
                                        ========= =========  ========= =========

Net income per share:
   Basic                                $   0.28  $   0.46   $   0.39  $   0.78
                                        ========= =========  ========= =========
   Diluted                              $   0.28  $   0.45   $   0.39  $   0.77
                                        ========= =========  ========= =========

Weighted average common
shares outstanding:
   Basic                                  17,148    17,026     17,130    17,011
                                        ========= =========  ========= =========
   Diluted                                17,269    17,383     17,218    17,353
                                        ========= =========  ========= =========

Dividends declared per share            $  0.135  $  0.135   $  0.135  $  0.135
                                        ========= =========  ========= =========

            See Notes to Condensed Consolidated Financial Statements

               CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (unaudited, in thousands, except share amounts)


                                                      June 30,   December 31,
                                                        1999         1998
                                                    -----------  ------------
                                     ASSETS
                                     ------
Current assets:
    Cash and equivalents                             $ 33,505    $  44,586
    Short-term investments                             14,653       14,213
    Trade receivables, less allowance for doubtful
       accounts of: 1999, $6,658; 1998, $7,131        256,805      252,615
    Other receivables                                   8,573        7,765
    Other current assets                                8,316        7,820
                                                    ----------   ----------
       Total current assets                           321,852      326,999

Property and equipment                                164,158      163,997
    Less accumulated depreciation                     (77,783)     (75,809)
                                                    ----------   ----------
       Property and equipment, net                     86,375       88,188

Marketable equity securities                              777          935
Investments in unconsolidated affiliates               46,080       42,967
Goodwill, net                                          29,734       30,727
Other assets                                            3,825        3,913
                                                    ----------   ----------
Total assets                                        $ 488,643    $ 493,729
                                                    ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
    Notes payable to banks                              3,187         7,869
    Trade payables                                    174,148       175,532
    Accrued salaries and related costs                 14,255        15,582
    Dividends payable                                   2,322         2,312
    Income taxes payable                                4,894         7,292
    Other liabilities                                  19,592        24,984
                                                    ----------    ----------
       Total current liabilities                      218,398       233,571

Minority interests                                      5,986         4,546
Deferred income taxes                                  14,619        14,342
Long-term notes payable                                27,508        21,558
Commitments and contingencies                             -             -

Stockholders' equity:
    Preferred stock, $1 par: shares
        authorized, 1,000,000                             -             -
    Common stock, $1 par: shares
        authorized, 40,000,000; shares
        issued and outstanding
        1999, 17,196,980; 1998, 17,131,994             31,856        30,822
    Retained earnings                                 206,279       201,907
    Accumulated other comprehensive loss              (16,003)      (13,017)
                                                    ----------    ----------
       Total stockholders' equity                     222,132       219,712
                                                    ----------    ----------
Total liabilities and stockholders' equity          $ 488,643     $ 493,729
                                                    ==========    ==========


            See Notes to Condensed Consolidated Financial Statements

               CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                          Six Months Ended
                                                               June 30,
                                                         1999          1998
                                                      ----------    ----------
Operating activities:
    Net income                                         $  6,695      $ 13,302
    Cash provided by operating activities:
      Depreciation and amortization                       7,494         6,436
      Provision for doubtful accounts                     1,849         2,071
      Deferred income taxes                                 420         1,031
      Gains on sales of assets                             (762)         (142)
      Equity in earnings of affiliates, net
        of dividends received                              (639)       (1,729)
      Net effect of changes in working capital          (15,524)        7,847

                                                      ----------    ----------
Net cash provided by (used in) operating activities        (467)       28,816
                                                      ----------    ----------

Investing activities:
    Proceeds from sales of property                       2,399           588
    Proceeds from sales of marketable
      equity securities                                     500           -
    Net proceeds from sales (purchases)
      of short-term investments                            (723)       16,001
    Capital expenditures                                 (9,526)       (4,803)
    Acquisitions of businesses, net                      (1,878)      (12,722)
    Other                                                   -              67
                                                      ----------    ----------
Net cash used in investing activities                    (9,228)         (869)
                                                      ----------    ----------

Financing activities:
    Issuance (repayment) of long-term
      notes payable                                       5,950       (15,298)
    Repayment of notes payable                           (4,682)         (962)
    Dividends                                            (2,313)       (2,193)
    Proceeds from exercise of stock options               1,022           935
                                                      ----------    ----------
Net cash used in financing activities                       (23)      (17,518)
Effect of exchange rate changes on cash                  (1,363)         (612)
                                                      ----------    ----------
Increase (decrease) in cash and equivalents             (11,081)        9,817
Cash and equivalents at beginning of period              44,586        17,997
                                                      ----------    ----------
Cash and equivalents at end of period                  $ 33,505      $ 27,814
                                                      ==========    ==========


            See Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

Note 1 - General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Circle International Group, Inc. (Circle) 1998 Annual Report to Stockholders incorporated by reference in Circle's 1998 Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q. Certain 1998 amounts have been reclassified to conform to the 1999 presentation.


Note 2 - Comprehensive Income

Other comprehensive income represents foreign currency  translation  adjustments
and  unrealized  gains  and  losses  on  marketable   securities  classified  as
available-for-sale incurred during the respective quarters.

Circle's total comprehensive income was as follows (in thousands):

                                       Three Months Ended    Six  Months Ended
                                             June 30,             June 30,
                                      --------------------  --------------------
                                         1999       1998       1999       1998
                                      ---------  ---------  ---------  ---------

Net income                             $ 4,820    $ 7,857    $ 6,695    $13,302

Other comprehensive income (loss):
    Change in cumulative
       translation adjustments            (489)    (2,055)    (3,025)    (1,595)
    Unrealized gains (losses)
       on marketable securities, net        (1)        (4)        39         (1)
                                      ---------  ---------  ---------  ---------
Comprehensive income                   $ 4,330    $ 5,798    $ 3,709    $11,706
                                      =========  =========  =========  =========



Note 3 - New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. This statement is effective for Circle beginning in the year 2001. Circle believes adoption of this statement will not have a material impact on its consolidated financial statements.

Note 4 - Business Segment Information

Circle's reportable segments are geographic segments that offer similar products and services. They are managed separately because each segment requires close customer contact and each segment is affected by similar economic conditions. Certain information regarding Circle's operations by region is summarized below.

                                           Europe &      Asia &
                                            Middle       South                    Elimi-       Consoli-
                              Americas       East       Pacific     Corporate     nations       dated
                             ----------   ----------   ----------   ----------   ----------   ----------
                                                           (in thousands)

Three months ended June 30, 1999:
Total revenue                $  90,328    $  46,813    $  63,968    $     -      $  (5,894)   $ 195,215
Transfers between regions       (2,138)      (1,574)      (2,182)         -          5,894          -
                             ----------   ----------   ----------   ----------   ----------   ----------
Revenues from customers      $  88,190    $  45,239    $  61,786    $     -      $     -      $ 195,215
                             ==========   ==========   ==========   ==========   ==========   ==========
Net revenue                  $  41,646    $  21,989    $  17,816    $     -      $     -      $  81,451
                             ==========   ==========   ==========   ==========   ==========   ==========
Income (loss) from
   operations                $   6,360    $   3,646    $   3,717    $  (7,960)   $     -      $   5,763
                             ==========   ==========   ==========   ==========   ==========   ==========


Three months ended June 30, 1998:
Total revenue                $  96,414    $  39,714    $  42,719    $     -      $  (4,087)   $ 174,760
Transfers between regions       (1,563)      (1,037)      (1,487)         -          4,087          -
                             ----------   ----------   ----------   ----------   ----------   ----------
Revenues from customers      $  94,851    $  38,677    $  41,232    $     -      $     -      $ 174,760
                             ==========   ==========   ==========   ==========   ==========   ==========
Net revenue                  $  40,126    $  19,718    $  13,161    $     -      $     -      $  73,005
                             ==========   ==========   ==========   ==========   ==========   ==========
Income (loss) from
   operations                $   8,715    $   3,484    $   2,148    $  (4,965)   $     -      $   9,382
                             ==========   ==========   ==========   ==========   ==========   ==========


Six months ended June 30, 1999:
Total revenue                $ 180,586    $  88,514    $ 119,931    $     -      $ (10,963)   $ 378,068
Transfers between regions       (3,351)      (3,256)      (4,356)         -         10,963         -
                             ----------   ----------   ----------   ----------   ----------   ----------
Revenues from customers      $ 177,235    $  85,258    $ 115,575    $     -      $     -      $ 378,068
                             ==========   ==========   ==========   ==========   ==========   ==========
Net revenue                  $  80,738    $  42,435    $  34,444    $     -      $     -      $ 157,617
                             ==========   ==========   ==========   ==========   ==========   ==========
Income (loss) from
   operations                $  11,525    $   6,208    $   6,206    $ (15,927)   $     -      $   8,012
                             ==========   ==========   ==========   ==========   ==========   ==========


Six months ended June 30, 1998:
Total revenue                $ 192,607    $  75,063    $  80,311    $     -      $  (7,809)   $ 340,172
Transfers between regions       (3,126)      (1,694)      (2,989)         -          7,809          -
                             ----------   ----------   ----------   ----------   ----------   ----------
Revenues from customers      $ 189,481    $  73,369    $  77,322    $     -      $     -      $ 340,172
                             ==========   ==========   ==========   ==========   ==========   ==========
Net revenue                  $  79,123    $  37,704    $  24,751    $     -      $     -      $ 141,578
                             ==========   ==========   ==========   ==========   ==========   ==========
Income (loss) from
   operations                $  14,854    $   5,751    $   4,164    $  (8,991)   $     -      $  15,778
                             ==========   ==========   ==========   ==========   ==========   ==========

Revenue from transfers between regions represents approximate amounts that would be charged if the services were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the matters set forth in this report are forward-looking statements that are dependent on certain risks and uncertainties including but not limited to such factors as market demand, risks associated with operations outside of the U.S. including currency fluctuations, information technology uncertainties, changing economic conditions including international laws, the concentration of business towards large accounts, and other risk factors detailed in this and other of Circle's SEC filings.

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


                                      Three Months Ended                   Six Months Ended
                                           June 30,                             June 30,
                                --------------------------------   --------------------------------

                                     1999             1998              1999             1998
                                ---------------  --------------   ---------------   ---------------
Revenue
Air freight forwarding          $125,829   64%   $113,757   65%    $245,046   65%   $221,292   65%
Ocean freight forwarding          32,009   17%     25,948   15%      59,404   16%     50,473   15%
Customs brokerage and other       37,377   19%     35,055   20%      73,618   19%     68,407   20%
                                ---------------  ---------------   ---------------  ---------------
   Total                        $195,215  100%   $174,760  100%    $378,068  100%   $340,172  100%
                                ===============  ===============   ===============  ===============


Net Revenue
Air freight forwarding          $ 31,980   39%   $ 28,439   39%    $ 61,615   39%   $ 54,749   39%
Ocean freight forwarding          12,094   15%      9,511   13%      22,384   14%     18,422   13%
Customs brokerage and other       37,377   46%     35,055   48%      73,618   47%     68,407   48%
                                ---------------  ---------------   ---------------  ---------------
   Total                        $ 81,451  100%   $ 73,005  100%    $157,617  100%   $141,578  100%
                                ===============  ===============   ===============  ===============

Three Months ended June 30, 1999 vs 1998:
-----------------------------------------

Revenue for the quarter increased 12% to $195.2 million compared to $174.8 million for the same period in 1998. Net revenue, which represents revenue less freight consolidation costs, increased 12% to $81.5 million compared to $73.0 million in the second quarter of 1998. 45% of the net revenue increase was due to acquisitions that included Concord Express in Singapore and F.J. Tytherleigh in the U.K., which occurred in June and July of 1998, respectively. The remaining increase in net revenue occurred primarily due to growth in Asia Pacific and Europe. These increases were partially offset by decreases in North America where revenues declined 6% primarily due to the effects of the economic crisis in Asia.

Air freight forwarding revenue for the quarter increased 11% or $12.1 million as a result of shipment volume increases in Europe and Asia Pacific. These increases were partially offset by volume reductions in North America where Circle handled fewer shipments due primarily to decreased export activity to Asia Pacific. Air freight forwarding net revenue increased 12% or $3.5 million. Europe and Asia Pacific increases were primarily due to an increased number of shipments while North America increases were provided by higher margins due to lower carrier costs, which was partially offset by lower shipment volume.

Ocean freight forwarding revenue increased 23% or $6.1 million over the same quarter last year, while ocean freight forwarding net revenue increased 27% or $2.6 million. The increases were due primarily to volume increases in Asia Pacific and Europe, but partially offset by shipment volume decreases in North America.

Customs brokerage and other net revenue, which includes warehousing, distribution and other logistics services, increased 7%, or $2.3 million. Warehousing and distribution revenues increased in Europe and Asia Pacific, but declined in North America due to some customers moving logistics services in house.

Salaries and related costs increased 15% or $5.6 million. Salaries as a percentage of net revenue increased from 51% to 52%. Operating, selling, and administrative expenses increased 24% or $6.5 million. These increases were due to acquisitions that included F.J. Tytherleigh and Concord Express and strategic management initiatives. The strategic management initiatives include developing sales, upgrading our information technology and ensuring Year 2000 compliance. Under the new sales development program, Circle has expanded its sales force, and implemented a structured sales administration and management program, which have doubled the corporate-level bid volume over the same period last year. Circle's information technology initiatives include offering customers Extranet applications, including document imaging and EDI capabilities, that will improve customer connectivity as well as upgrades to our operations and accounting applications. The strategic management initiatives amounted to $1.6 million or 29% of the $5.6 million salary and related cost increase and $3.3 million or 51% of the $6.5 million operating, selling, and administrative increase. The acquisitions accounted for 23% of the $5.6 million salary and related cost increase and 19% of the $6.5 million operating, selling, and administrative increase.

Total other  income,  net,  decreased  $1.1 million  during the quarter due to a decrease  in foreign  exchange  gains  resulting  from a  stabilization  of Asia
Pacific currencies, a $0.8 million gain on the sale of the perishables distribution business in New Zealand, and a reduction in interest income, net. The decrease in interest income, net, resulted from reduced short-term investments that were liquidated to fund acquisitions in 1998, IRS tax refund interest received in 1998 and higher interest expense from increased average borrowing in 1999. Income from our automotive logistics affiliate was substantially unchanged from the second quarter of 1998 and has improved compared to the first three months of 1999.


The effective income tax rate for the second quarter was 36.5% compared to 35.9% for the comparable period in 1998. Circle's effective tax rate fluctuates due to changes in foreign tax rates and regulations and level of pre-tax profit in foreign countries.


Six Months ended June 30, 1999 vs 1998:
---------------------------------------

Revenue for the first six months increased 11% to $378.1 million compared to $340.2 million for the same period in 1998. Net revenue, which represents revenue less freight consolidation costs, increased 11% to $157.6 million compared to $141.6 million in the first six months of 1998. 45% of the net revenue increase was due to acquisitions that included Concord Express in Singapore and F.J. Tytherleigh in the U.K., which occurred in June and July of 1998, respectively. The remaining increase in net revenue occurred primarily due to growth in Asia Pacific and Europe. These increases were partially offset by decreases in North America where revenues declined 5% primarily due to the effects of the economic crisis in Asia.

Air freight forwarding revenue for the first six months increased 11% or $23.8 million as a result of shipment volume increases in Europe and Asia Pacific. These increases were partially offset by volume reductions in North America where Circle handled fewer shipments due primarily to decreased export activity to Asia Pacific. Air freight forwarding net revenue increased 13% or $6.9 million, consisting of increases in Europe and Asia Pacific primarily due to an increased number of shipments, and increases in North America as a result of higher margins due to lower carrier costs, which was partially offset by lower shipment volume.

Ocean freight forwarding revenue increased 18% or $8.9 million over the first six months of last year, while ocean freight forwarding net revenue increased 22% or $4.0 million. The increases were due primarily to volume increases in Asia Pacific and Europe, partially offset by shipment volume decreases in North America.

Customs brokerage and other net revenue which includes warehousing, distribution and other logistics services increased 8%, or $5.2 million. Warehousing and distribution revenues increased in Europe and Asia Pacific, but declined in North America due to some customers moving logistics services in house.

Salaries and related costs increased 14% or $10.3 million. Salaries as a percentage of net revenue increased from 53% to 54%. Operating, selling, and administrative expenses increased 26% or $13.5 million. These increases were due to acquisitions that included F.J. Tytherleigh and Concord Express and strategic management initiatives. The strategic management initiatives include developing sales, upgrading our information technology and ensuring Year 2000 compliance. Under the new sales development program, Circle has expanded its sales force, and implemented a structured sales administration and management program, which have doubled the corporate-level bid volume over the same period last year. Circle's information technology initiatives include offering customers Extranet applications, including document imaging and EDI capabilities, that will improve customer connectivity as well as upgrades to our operations and accounting applications. The strategic management initiatives amounted to $3.0 million or 29% of the $10.3 million salary and related cost increase and $7.2 million or 53% of the $13.5 million operating, selling, and administrative increase. The acquisitions accounted for 27% of the $10.3 million salary and related cost increase and 19% of the $13.5 million operating, selling, and administrative increase.

Total other income, net, decreased $2.7 million during the first six months of 1999 due to lower income from affiliates, a reduction in interest income, net, and a $0.8 million gain on the sale of the perishables distribution business in New Zealand. The decrease in income from affiliates primarily occurred in the first quarter of 1999 when compared to 1998 and was due primarily to the effect of the downturn in the Latin America and Asia economies on Circle's automotive logistics affiliate. This downturn started in the third quarter of 1998. The decrease in interest income, net, resulted from reduced short-term investments that were liquidated to fund acquisitions in 1998, IRS tax refund interest received in 1998 and higher interest expense from increased average borrowing in 1999.

The effective income tax rate for the first six months of 1999 was 36.5% compared to 36.6% for the comparable period in 1998. Circle's effective tax rate fluctuates due to changes in foreign tax rates and regulations and level of pre-tax profit in foreign countries.


Liquidity and Capital Resources
-------------------------------

Net cash used in operating activities was $0.5 million for the six months ended June 30, 1999, compared to $28.8 million provided by operating activities during the same period in 1998. This was primarily caused by lower net income and an increase in net working capital. Net working capital increased $15.5 million during the six months ended June 30, 1999. The increase is primarily due to the timing of receipts and disbursements and a reduction in tax provisions due to lower taxable income.

Cash used in investing activities for the six months ended June 30, 1999, was $9.2 million compared to $0.9 million during the same period last year. Capital expenditures for Circle during the period were $9.5 million. Circle expects capital expenditures to increase throughout 1999 in line with our information technology initiatives.

Cash used in financing activities for the six months ended June 30, 1999, was $23,000 compared to $17.5 million during the same period last year. Long-term notes payable increased $6.0 million due to the increase of commercial paper issued and outstanding from $14.0 million as of December 31, 1998, to $20.0 million as of June 30, 1999. Notes payable decreased $4.7 million during the first six months of this year. This is primarily attributable to fluctuations in overnight loan balances used to cover Circle's daily cash position at certain locations. The semi-annual dividend of $0.135 per share declared in December 1998 was paid in the first quarter of 1999 for a total of $2.3 million. A semi-annual dividend of $0.135 per share declared in June 1999 for a total of $2.3 million will be paid in September 1999.

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


New Accounting Pronouncements
-----------------------------

See Note 3 of the Notes to Condensed  Consolidated  Financial  Statements  for a
description  of  new  accounting   pronouncements  which  includes  management's
discussion and analysis of new accounting pronouncements.

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

Circle has accelerated its communication with third parties to determine the extent to which Circle's systems are vulnerable to the non-compliance of these third party systems. Contact information for various customs offices will be gathered and Year 2000 efforts of customs offices will be closely monitored. Circle plans to conduct systems testing with business partners, trading partners, suppliers and key governmental agencies during calendar year 1999. Additionally, Circle is participating with software vendors' user groups in Year 2000 testing of the three core business systems used by Circle. We have done independent validation of third party software vendors to further demonstrate Year 2000 readiness. As an additional measure, we have identified multiple solutions to provide Year 2000 readiness in areas where third party software is used. There is no certainty that the systems of various third parties will be compliant, and there is some likelihood that the systems of third parties such as overseas governmental agencies will not be Year 2000 ready.

Costs
-----

Because of the potential overall impact of Year 2000 on Circle, Circle has adopted a centralized corporate strategy to address the Year 2000 problem. This corporate strategy is budgeted and managed from headquarters and is the responsibility of the Chief Information Officer.

Year 2000 costs are estimated to be between $8.0 and $10.0 million through the end of 1999 with an additional $1.0 to $2.0 million estimated for post-Year 2000 work that is deemed non-mission critical. Approximately $3.8 million of this estimate is allocated to testing, including end-to-end testing with business partners, trading partners, critical suppliers and governmental agencies. Approximately $1.0 million is allocated to business contingency planning. The expected funding of all Year 2000 costs is through cash flows from operations.

Included in the estimated costs for Year 2000 readiness are the costs of the Year 2000 Health Check to assess branch office systems and non-IT devices, the replacement of mission critical devices, the replacement or modification of application software and the implementation of contingency plans.

Actual Costs as of June 30, 1999
--------------------------------

For the three and six months ended June 30, 1999, Circle has incurred $3.0 million and $6.2 million, respectively, in costs specifically directed to the Year 2000 remediation. These amounts do not include costs incurred in the development of new systems or systems replacement that assisted in the retirement of non-compliant code.

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

Each branch, country and region will be required to prepare a detailed Contingency Plan and procedures that address the following:

 o   Communication plan;
 o   Priority operations and performance thresholds;
 o Emergency instructions for extended outages (includes activation of a "hot site");
 o   Special security instructions;
 o Identification of responsibilities: recovery team director, recovery team command center, command center coordinator, recovery team leaders, recovery team members, damage assessment teams, plan activation process (notification and activation authority);
 o Identification of minimum infrastructure capabilities to operate a location: computer hardware, network infrastructure, software, physical facilities, utilities, vendor support, personnel and embedded systems;
 o   Assurance of on-hand inventories of mission critical supplies;
 o An assessment of the organization's direct suppliers to determine those that are "high risk";
 o   Identification of the "weak link" in each critical supply chain.

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in exposure to market risk from that discussed in Circle's 1998 annual report.


II.  OTHER INFORMATION
----------------------

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The annual meeting of shareholders was held on May 11, 1999. David I. Beatson and Wesley J. Fastiff were elected as directors, as tabulated below:

                                                                    Against or
             Election of Directors                      For          Withheld
             ---------------------                      ---         ----------

                David I. Beatson                     12,759,662       725,178
                Wesley J. Fastiff                    12,758,047       726,793

             In addition,  Peter Gibert, Edwin J. Holman, John M. Kaiser, John
             M. Lillie and Ray C. Robinson Jr. will continue as directors.

             Additionally, the voting results of a proposal to approve the adoption of the Employee Stock Purchase Plan were as follows:

                                                                    Against or
                                                        For          Withheld
                                                        ---         ----------
             Approve issuance of up to 250,000
             shares of Common Stock for the purpose
             of an Employee Stock Purchase Plan      13,598,674       419,028


    ITEM 5.  OTHER INFORMATION

             None

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits:

                  Exhibit 27, Financial Data Schedule, EDGAR filing only.

             (b)  Form 8-K:

                  Circle did not file any reports on Form 8-K during the three months ended June 30, 1999.

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

                                    CIRCLE INTERNATIONAL GROUP, INC.
                                    --------------------------------
                                     Registrant



Dated:  August 16, 1999



                                    /S/ David I. Beatson
                                    ---------------------------------------
                                        David I. Beatson, President
                                        and Chief Executive Officer




                                    /S/ Janice Kerti
                                    ---------------------------------------
                                        Janice Kerti, Senior Vice President
                                        and Chief Financial Officer