Form 10-Q
period 1999-09-30
CIRCLE INTERNATIONAL GROUP INC /DE/
filed 1999-11-15
CIK 45674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At November 11, 1999, the number of shares outstanding of the registrant's Common Stock was 17,308,805.

                                TABLE OF CONTENTS
                                -----------------



Part I.  Financial Information                                           Page
-------  ---------------------                                           ----

         Item 1.    Financial Statements:
         -------

                    Condensed Consolidated Income
                    Statements for the three and nine months
                    ended September 30, 1999 and 1998                      3

                    Condensed Consolidated Balance Sheets,
                    September 30, 1999 and December 31, 1998               4

                    Condensed Consolidated Statements of
                    Cash Flows for the nine months ended
                    September 30, 1999 and 1998                            5

                    Notes to Condensed Consolidated Financial
                    Statements                                             6

         Item 2.    Management's Discussion and Analysis of
         -------
                    Financial Condition and Results of
                    Operations                                             8

         Item 3.    Quantitative and Qualitative Disclosures
         -------
                    About Market Risk                                     13

Part II. Other Information

         Item 4.    Submission of Matters to a Vote of Security Holders   13
         -------

         Item 5.    Other Information                                     13
         -------

         Item 6.    Exhibits and Reports on Form 8-K                      13
         -------

 I. FINANCIAL INFORMATION
 ------------------------

      ITEM 1. FINANCIAL STATEMENTS
      -------

               CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------

                  CONDENSED CONSOLIDATED OPERATING STATEMENTS
              (unaudited, in thousands, except per share amounts)


                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                        -------------------  -------------------
                                          1999      1998       1999      1998
                                          ----      ----       ----      ----

Revenue                                 $204,963  $190,799   $583,031  $530,971
Freight consolidation costs              121,381   113,214    341,832   311,808
                                        --------- ---------  --------- ---------

Net revenue                               83,582    77,585    241,199   219,163

Other costs and expenses:
   Salaries and related                   42,510    39,710    127,283   114,214
   Operating, selling and administrative  32,311    38,081     97,143    89,377
                                        --------- ---------  --------- ---------

Total other costs and expenses            74,821    77,791    224,426   203,591
                                        --------- ---------  --------- ---------

Income (loss) from operations              8,761      (206)    16,773    15,572

Other income (expense):
   Interest income (expense), net            (35)      317        138     2,155
   Income from affiliates, net             1,338       813      3,044     3,355
   Other, net                                582       404      1,235     1,225
                                        --------- ---------  --------- ---------

    Total other income, net                1,885     1,534      4,417     6,735
                                        --------- ---------  --------- ---------

Income before taxes                       10,646     1,328     21,190    22,307

Taxes on income                            3,886     1,872      7,734     9,549
                                        --------- ---------  --------- ---------

Net income (loss)                        $ 6,760    $ (544)  $ 13,456  $ 12,758
                                        ========= =========  ========= =========

Net income (loss) per share:
   Basic                                 $ 0.39    $ (0.03)    $ 0.78    $ 0.75
                                        ========= =========  ========= =========
   Diluted                               $ 0.39    $ (0.03)    $ 0.78    $ 0.74
                                        ========= =========  ========= =========

Weighted average common
shares outstanding:
    Basic                                 17,241    17,070     17,168    17,031
                                        ========= =========  ========= =========
    Diluted                               17,502    17,070     17,314    17,351
                                        ========= =========  ========= =========

Dividends declared per share             $   -     $   -     $  0.135  $  0.135
                                        ========= =========  ========= =========


            See Notes to Condensed Consolidated Financial Statements

               CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (unaudited, in thousands, except share amounts)


                                                   September 30, December 31,
                                                        1999         1998
                                                   ------------- ------------
                                     ASSETS
                                     ------
Current assets:
    Cash and equivalents                            $  38,582    $  44,586
    Short-term investments                             14,403       14,213
    Trade receivables, less allowance for doubtful
       accounts of: 1999, $6,875; 1998, $7,131        269,313      252,615
    Other receivables                                   9,417        7,765
    Other current assets                                8,937        7,820
                                                    ----------   ----------
       Total current assets                           340,652      326,999

Property and equipment                                171,917      163,997
    Less accumulated depreciation                     (81,396)     (75,809)
                                                    ----------   ----------
       Property and equipment, net                     90,521       88,188

Marketable equity securities                              734          935
Investments in unconsolidated affiliates               47,319       42,967
Goodwill, net                                          29,556       30,727
Other assets                                            4,178        3,913
                                                    ----------   ----------
Total assets                                        $ 512,960    $ 493,729
                                                    ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
    Notes payable to banks                          $  12,165    $   7,869
    Trade payables                                    178,093      175,532
    Accrued salaries and related costs                 15,262       15,582
    Dividends payable                                     -          2,312
    Income taxes payable                                3,520        7,292
    Other liabilities                                  24,600       24,984
                                                    ----------   ----------
       Total current liabilities                      233,640      233,571

Minority interests                                      5,713        4,546
Deferred income taxes                                  14,437       14,342
Long-term notes payable                                27,406       21,558
Commitments and contingencies                             -            -

Stockholders' equity:
    Preferred stock, $1 par: shares
        authorized, 1,000,000                             -            -
    Common stock, $1 par: shares
        authorized, 40,000,000;
        shares issued and outstanding
        1999, 17,288,030; 1998, 17,131,994             33,405       30,822
    Retained earnings                                 213,030      201,907
    Accumulated other comprehensive loss              (14,671)     (13,017)
                                                    ----------   ----------
       Total stockholders' equity                     231,764      219,712
                                                    ----------   ----------
Total liabilities and stockholders' equity          $ 512,960    $ 493,729
                                                    ==========   ==========



            See Notes to Condensed Consolidated Financial Statements

               CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
               -------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                         1999          1998
                                                      ----------    ----------
Operating activities:
    Net income                                         $ 13,456      $ 12,758
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                      11,226         9,941
      Provision for doubtful accounts                     2,958         3,244
      Deferred income taxes                                 (74)        1,228
      Gains on sales of assets                             (843)         (116)
      Equity in earnings of affiliates, net
        of dividends received                            (1,923)       (2,511)
      Net effect of changes in working capital          (22,400)       12,272
                                                      ----------    ----------
Net cash provided by operating activities                 2,400        36,816
                                                      ----------    ----------

Investing activities:
    Proceeds from sales of property                       2,998         1,004
    Proceeds from sales of marketable
      equity securities                                     500           -
    Net proceeds from sales (purchases)
      of short-term investments                            (472)       19,966
    Capital expenditures                                (16,155)       (8,757)
    Acquisitions of businesses, net                      (2,565)      (12,973)
    Other                                                   -              44
                                                      ----------    ----------
Net cash used in investing activities                   (15,694)         (716)
                                                      ----------    ----------

Financing activities:
    Issuance (repayment) of long-term
      notes payable                                       5,848       (16,413)
    Issuance of notes payable                             4,320         2,864
    Dividends                                            (4,645)       (4,503)
    Proceeds from exercise of stock options               2,386         1,790
                                                      ----------    ----------
Net cash provided by (used in) financing activities       7,909       (16,262)

Effect of exchange rate changes on cash                    (619)         (545)
                                                      ----------    ----------
Increase (decrease) in cash and equivalents              (6,004)       19,293
Cash and equivalents at beginning of period              44,586        17,998
                                                      ----------    ----------

Cash and equivalents at end of period                  $ 38,582      $ 37,291
                                                      ==========    ==========


            See Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

Note 1 - General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Circle International Group, Inc. (Circle) 1998 Annual Report to Stockholders incorporated by reference in Circle's 1998 Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q. Certain 1998 amounts have been reclassified to conform to the 1999 presentation.


Note 2 - Comprehensive Income

Other comprehensive income represents foreign currency  translation  adjustments
and  unrealized  gains  and  losses  on  marketable   securities  classified  as
available-for-sale incurred during the respective quarters.

Circle's total comprehensive income was as follows (in thousands):

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                      --------------------  --------------------
                                         1999       1998       1999       1998
                                      ---------  ---------  ---------  ---------

Net income (loss)                      $ 6,760    $  (544)   $13,456    $12,758

Other comprehensive income (loss):
    Change in cumulative
       translation adjustments           1,339      1,377     (1,687)      (218)
    Unrealized gains (losses)
       on marketable securities, net        (7)       (20)        32        (21)
                                      ---------  ---------  ---------  ---------
Comprehensive income                   $ 8,092      $ 813   $ 11,801    $12,519
                                      =========  =========  =========  =========


Note 3 - New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137, which defines derivatives, requires that derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. This statement is effective for Circle beginning in the year 2001. Circle believes adoption of this statement will not have a material impact on its consolidated financial statements.

Note 4 - Special Charges

During the quarter ended September 30, 1998, Circle recorded special charges of $10.7 million related to merger integration costs for Alrod International, Inc., write-off of certain receivables at Circle Trade Services as part of repositioning that business, certain charges related to Latin America operations, facility consolidation, the write down of information technology assets and employee severance costs. These charges are recorded in operating, selling and administrative expenses. As of September 30, 1999, $8.2 million has been utilized and $2.5 million is included in other liabilities.

Note 5 - Business Segment Information

Circle's reportable segments are geographic segments that offer similar products and services. They are managed separately because each segment requires close customer contact and each segment is affected by similar economic conditions. Certain information regarding Circle's operations by region is summarized below.

                                           Europe &      Asia &
                                            Middle       South                    Elimi-       Consoli-
                              Americas       East       Pacific     Corporate     nations       dated
                             ----------   ----------   ----------   ----------   ----------   ----------
                                                           (in thousands)

Three months ended September 30, 1999:
Total revenue                $  89,685    $  49,790    $  72,817    $     -      $  (7,329)   $ 204,963
Transfers between regions       (2,250)      (2,214)      (2,865)         -          7,329          -
                             ----------   ----------   ----------   ----------   ----------   ----------
Revenues from customers      $  87,435    $  47,576    $  69,952    $     -      $     -      $ 204,963
                             ==========   ==========   ==========   ==========   ==========   ==========
Net revenue                  $  40,960    $  23,393    $  19,229    $     -      $     -      $  83,582
                             ==========   ==========   ==========   ==========   ==========   ==========
Income (loss) from
   operations                $   6,288    $   4,492    $   4,462    $  (6,481)   $     -      $   8,761
                             ==========   ==========   ==========   ==========   ==========   ==========


Three months ended September 30, 1998:
Total revenue                $  96,996    $  44,677    $  54,030    $     -      $  (4,904)   $ 190,799
Transfers between regions       (1,740)      (1,135)      (2,029)         -          4,904          -
                             ----------   ----------   ----------   ----------   ----------   ----------
Revenues from customers      $  95,256    $  43,542    $  52,001    $     -      $     -      $ 190,799
                             ==========   ==========   ==========   ==========   ==========   ==========
Net revenue                  $  40,621    $  21,235    $  15,729    $     -      $     -      $  77,585
                             ==========   ==========   ==========   ==========   ==========   ==========
Income (loss) from
   operations                $   2,530    $   2,827    $   1,527    $  (7,090)   $     -      $    (206)
                             ==========   ==========   ==========   ==========   ==========   ==========


Nine months ended September 30, 1999:
Total revenue                $ 270,271    $ 138,304    $ 192,748    $     -      $ (18,292)   $ 583,031
Transfers between regions       (5,601)      (5,470)      (7,221)         -         18,292          -
                             ----------   ----------   ----------   ----------   ----------   ----------
Revenues from customers      $ 264,670    $ 132,834    $ 185,527    $     -      $     -      $ 583,031
                             ==========   ==========   ==========   ==========   ==========   ==========
Net revenue                  $ 121,698    $  65,828    $  53,673    $     -      $     -      $ 241,199
                             ==========   ==========   ==========   ==========   ==========   ==========
Income (loss) from
   operations                $  17,813    $  10,700    $  10,668    $ (22,408)   $     -      $  16,773
                             ==========   ==========   ==========   ==========   ==========   ==========


Nine months ended September 30, 1998:
Total revenue                $ 289,603    $ 119,741    $ 134,340    $     -      $ (12,713)   $ 530,971
Transfers between regions       (4,906)      (2,828)      (4,979)         -         12,713          -
                             ----------   ----------   ----------   ----------   ----------   ----------
Revenues from customers      $ 284,697    $ 116,913    $ 129,361    $     -      $     -      $ 530,971
                             ==========   ==========   ==========   ==========   ==========   ==========
Net revenue                  $ 119,744    $  58,939    $  40,480    $     -      $     -      $ 219,163
                             ==========   ==========   ==========   ==========   ==========   ==========
Income (loss) from
   operations                $  17,384    $   8,578    $   5,691    $ (16,081)   $     -      $  15,572
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

Results of Operations
---------------------

Circle's principal services are international air freight forwarding, ocean freight forwarding, and customs brokerage and other value-added logistics services. The following table provides the revenue and net revenue, in thousands of dollars and percentages, attributable to Circle's principal services during the periods indicated. Revenue for air freight and ocean freight consolidations (indirect shipments) includes the cost of such freight, whereas net revenue does not. Revenue for air freight and ocean freight agency or direct shipments, customs brokerage and import services, includes only the fees or commissions for these services. A comparison of net revenue best measures the relative importance of Circle's principal services.


                                       Three Months Ended                  Nine Months Ended
                                          September 30,                      September 30,
                                --------------------------------   --------------------------------

                                     1999             1998              1999             1998
                                ---------------  --------------   ---------------   ---------------
Revenue
-------
Air freight forwarding          $131,486   64%   $123,900   65%    $376,532   65%   $345,192   65%
Ocean freight forwarding          34,424   17%     31,134   16%      93,828   16%     81,607   15%
Customs brokerage and other       39,053   19%     35,765   19%     112,671   19%    104,172   20%
                                ---------------  ---------------   ---------------  ---------------
   Total                        $204,963  100%   $190,799  100%    $583,031  100%   $530,971  100%
                                ===============  ===============   ===============  ===============


Net Revenue
-----------
Air freight forwarding          $ 32,067   38%   $ 30,915   40%    $ 93,682   39%   $ 85,664   39%
Ocean freight forwarding          12,462   15%     10,905   14%      34,846   14%     29,327   13%
Customs brokerage and other       39,053   47%     35,765   46%     112,671   47%    104,172   48%
                                ---------------  ---------------   ---------------  ---------------
   Total                        $ 83,582  100%   $ 77,585  100%    $241,199  100%   $219,163  100%
                                ===============  ===============   ===============  ===============

Three Months ended September 30, 1999 vs 1998:
----------------------------------------------

Revenue for the quarter increased 7% to $205.0 million compared to $190.8 million for the same period in 1998. Net revenue, which represents revenue less freight consolidation costs, increased 8% to $83.6 million compared to $77.6 million in the third quarter of 1998. The results of this quarter and the same quarter last year include the acquisitions of Concord Express in Singapore and F.J. Tytherleigh in the U.K., which occurred in June and July of 1998, respectively. The increase in net revenue occurred primarily due to growth in Asia Pacific and Europe. These increases were partially offset by decreases in North America where activity declined primarily due to the effects of the economic crisis in Asia.

Air freight forwarding revenue for the quarter increased 6% or $7.6 million as a result of shipment volume increases in Europe and Asia Pacific. These increases were partially offset by volume reductions in North America where Circle handled fewer shipments due primarily to decreased export activity to Asia Pacific. Air freight forwarding net revenue increased 4% or $1.2 million. Europe and Asia Pacific increases were primarily due to an increased number of shipments, but were partially offset by shipment volume decreases in North America.

Ocean freight forwarding revenue increased 11% or $3.3 million over the same quarter last year, while ocean freight forwarding net revenue increased 14% or $1.6 million. The increases were due primarily to significant volume increases in Asia Pacific, but partially offset by shipment volume decreases in North America. Europe remained relatively unchanged from the same quarter last year.

Customs brokerage and other net revenue, which includes warehousing, distribution and other logistics services, increased 9%, or $3.3 million. Customs brokerage revenues increased 8%, or $1.4 million due to increased inbound traffic in Europe, Asia Pacific and North America. Warehousing and distribution revenues increased in Europe and Asia Pacific, but declined in North America due to some customers moving logistics services in-house.

Salaries and related costs increased 7% or $2.8 million. Operating, selling and administrative expenses decreased 15% or $5.8 million due to special charges amounting to $10.7 million taken in the third quarter 1998-discussed in Note 4. Operating, selling and administrative expenses compared to the third quarter, 1998, without the special charges increased $5.0 million due primarily to strategic management initiatives. The strategic management initiatives include creating a sales development program, upgrading our information technology and ensuring Year 2000 compliance. Under the new sales development program, Circle has expanded its sales force and implemented a structured sales administration and management program. Circle's information technology initiatives include offering customers Extranet applications, including document imaging and EDI capabilities, that will improve customer connectivity. Other initiatives include upgrades to our operations and accounting applications. The strategic management initiatives amounted to $1.9 million or 68% of the $2.8 million salary and related cost increase and $2.3 million or 46% of the $5.0 million operating, selling and administrative increase.

Total other income, net, increased $0.4 million due to $0.5 million higher income from affiliates, a $0.2 million increase in other income, offset by a $0.3 million reduction in interest income, net. The increase in income from affiliates was due to higher income from our automotive logistics affiliate compared to last year. The decrease in interest income, net, was due primarily to higher interest expense from increased borrowings in 1999.

The effective income tax rate for the third quarter was 36.5% compared to 141.0% for the same period in 1998. The effective tax benefit from the special charges previously discussed in Note 4 was 24.1% resulting in an overall increase in the tax expense for the three months ended September 1998. The effective tax rate for the third quarter 1998 excluding the special charges was 37.0%. Circle's effective tax rate fluctuates due to changes in foreign tax rates and regulations and the level of pre-tax profit in foreign countries.

Nine Months ended September 30, 1999 vs 1998:
---------------------------------------------

Revenue for the first nine months increased 10% to $583.0 million compared to $531.0 million for the same period in 1998. Net revenue, which represents revenue less freight consolidation costs, increased 10% to $241.2 million compared to $219.2 million in the first nine months of 1998. 34% of the net revenue increase was due to acquisitions that included Concord Express in Singapore and F.J. Tytherleigh in the U.K., which occurred in June and July of 1998, respectively. The remaining increase in net revenue occurred primarily due to growth in Asia Pacific and Europe. These increases were partially offset by decreases in North America where activity declined primarily due to the effects of the economic crisis in Asia.

Air freight forwarding revenue for the first nine months increased 9% or $31.3 million as a result of volume increases in Europe and Asia Pacific. These increases were partially offset by volume reductions in North America where Circle handled fewer shipments due primarily to decreased export activity to Asia Pacific. Air freight forwarding net revenue increased 9% or $8.0 million, consisting of increases in Europe and Asia Pacific primarily due to an increased number of shipments, and increases in North America as a result of higher margins due to lower carrier costs, which was partially offset by lower shipment volume.

Ocean freight forwarding revenue increased 15% or $12.2 million over the first nine months of last year, while ocean freight forwarding net revenue increased 19% or $5.5 million. The increases were due primarily to volume increases in Asia Pacific and Europe, partially offset by shipment volume decreases in North America.

Customs brokerage and other net revenue, which includes warehousing, distribution and other logistics services, increased 8%, or $8.5 million. Customs brokerage revenues increased 4%, or $2.0 million due to increased inbound traffic in Asia Pacific and North America. Warehousing and distribution revenues increased in Europe and Asia Pacific, but declined in North America due to some customers moving logistics services in-house.

Salaries and related costs increased 11% or $13.1 million. Salaries as a percentage of net revenue increased from 52% to 53%. Operating, selling and administrative expenses increased 9% or $7.8 million. Operating, selling and administrative expenses compared to 1998, without the special charges discussed in Note 4, increased $18.5 million due to acquisitions that included F.J. Tytherleigh and Concord Express and the strategic management initiatives. The strategic management initiatives include creating a sales development program, upgrading our information technology and ensuring Year 2000 compliance. Under the new sales development program, Circle has expanded its sales force and implemented a structured sales administration and management program. Circle's information technology initiatives include offering customers Extranet applications, including document imaging and EDI capabilities, that will improve customer connectivity. Other initiatives include upgrades to our operations and accounting applications. The strategic management initiatives amounted to $4.9 million, or 38% of the $13.1 million salary and related cost increase and $9.5 million or 51% of the $18.5 million operating, selling and administrative increase (excluding the special charges discussed in Note 4). The acquisitions amounted to $2.9 million, or 22% of the $13.1 million salary and related cost increase and $2.6 million, or 14% of the $18.5 million operating, selling and administrative increase.

Total other income, net, decreased $2.3 million due to $0.3 million lower income from affiliates, $2.0 million less interest income, net, a $0.8 million gain on the sale of our New Zealand perishables business, lower foreign exchange gains, and higher minority interest expense. The decrease in income from affiliates primarily occurred in the first quarter of 1999 when compared to 1998 and was due primarily to the effect of the downturn in the Latin America and Asia economies on Circle's automotive logistics affiliate. This trend reversed itself in the third quarter of 1999 when the automotive logistics income increased compared to 1998. The decrease in interest income, net, resulted in reduced short-term investments that were liquidated to fund acquisitions in 1998, IRS tax refund interest received in 1998, and higher interest expense from increased borrowings in 1999.

The effective income tax rate for the first nine months of 1999 was 36.5% compared to 42.8% for the comparable period in 1998. The effective tax benefit from the special charges previously discussed in Note 4 was 24.1% resulting in a substantial overall increase in the tax expense for the first nine months of 1998. The effective tax rate for the nine months ended 1998 excluding the special charges was 37.0%. Circle's effective tax rate fluctuates due to changes in foreign tax rates and regulations and the level of pre-tax profit in foreign countries.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $2.4 million for the nine months ended September 30, 1999, compared to $36.8 million during the same period in 1998. This decrease was primarily caused by an increase in net working capital. Net working capital increased $22.4 million during the nine months ended September 30, 1999. The increase is primarily due to growth of the business and the timing of receipts and disbursements.

Circle makes significant disbursements on behalf of its customers for transportation costs and customs duties. The billings to customers for these disbursements, which are several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on Circle's income statement, but are reflected in Circle's trade receivables and trade payables.

Cash used in investing activities for the nine months ended September 30, 1999, was $15.7 million compared to $0.7 million during the same period last year. Capital expenditures for Circle during the period were $16.2 million. Circle expects capital expenditures to increase throughout 1999 mainly due to our information technology initiatives. During 1998, Circle liquidated approximately $20.0 million of short-term investment to fund acquisitions.

Cash provided by financing activities for the nine months ended September 30, 1999, was $7.9 million compared to $16.3 million used in financing activities during the same period last year. Long-term notes payable increased $6.0 million due to the increase of commercial paper issued and outstanding from $14.0 million as of December 31, 1998, to $20.0 million as of September 30, 1999. Notes payable increased $4.3 million during the first nine months of this year. This is primarily attributable to fluctuations in overnight loan balances used to cover Circle's daily cash position at certain locations. The semi-annual dividend of $0.135 per share declared in December 1998 was paid in the first quarter of 1999 for a total of $2.3 million. The semi-annual dividend of $0.135 per share declared in June 1999 for a total of $2.3 million was paid in September 1999.

Management believes that operating cash flows, Circle's current financial structure and borrowing capacity will be adequate to fund its operations, finance capital expenditures and acquisitions, and pay dividends to stockholders over the coming year.

New Accounting Pronouncements
-----------------------------

See Note 3 of the Notes to Condensed  Consolidated  Financial  Statements  for a
description  of  new  accounting   pronouncements  that  includes   management's
discussion and analysis of new accounting pronouncements.

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

Readiness
---------

A Year 2000 Program Management Office has been established to provide overall direction of Circle's Year 2000 efforts worldwide. Internal management reporting requirements have been established. Plans and progress against those plans are reviewed by the Year 2000 Program Management Office and are reported to the Chief Information Officer and the Board of Directors. The core business systems that support Circle in each geographic region have been assessed for Year 2000 compliance and have been upgraded, tested and certified to be Year 2000 compliant.

Vendors and service providers are continuing to publish Year 2000 certification and readiness statements for a wide variety of hardware, software and non-IT devices. Circle is monitoring these readiness disclosure statements. If a vendor or service provider identifies a Year 2000 non-compliance issue, Circle intends to make the appropriate adjustments to minimize the risk of any significant disruption.

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

Total Year 2000 costs are estimated to be approximately $9.0 million through the end of 1999 with an additional $1.0 to $2.0 million estimated for post-Year 2000 work that is deemed non-mission critical. Approximately $3.8 million of this estimate is allocated to testing, including end-to-end testing with business partners, trading partners, critical suppliers and governmental agencies. Approximately $1.0 million is allocated to business contingency planning. The expected funding of all Year 2000 costs is through cash flows from operations.

Included in the estimated costs for Year 2000 readiness are the costs of the Year 2000 Health Check to assess branch office systems and non-IT devices, the replacement of mission critical devices, the replacement or modification of application software and the implementation of contingency plans.

Actual Costs as of September 30, 1999
-------------------------------------

For the three and nine months ended September 30, 1999, Circle has incurred $1.8 million and $8.0 million, respectively, in costs specifically directed to the Year 2000 remediation. These amounts do not include costs incurred in the development of new systems or systems replacement that resulted in the retirement of non-compliant code.

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

Each branch, country and region has prepared a detailed Contingency Plan and procedures that address the following:

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

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      -------

There have been no material changes in exposure to market risk from that discussed in Circle's 1998 annual report.


II.  OTHER INFORMATION
----------------------

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      -------

               None

      ITEM 5.  OTHER INFORMATION
      -------

               None

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
      -------

               (a)  Exhibits:

                    Exhibit 27, Financial Data Schedule, EDGAR filing only.

               (b)  Form 8-K:

                    Circle did not file any reports on Form 8-K during the three months ended September 30, 1999.

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



Dated:  November 15, 1999



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