Form 10-K
period 1999-12-31
CIRCLE INTERNATIONAL GROUP INC /DE/
filed 2000-03-31
CIK 45674

1999
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 27, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $403,454,315.
     At March 27, 2000, the number of shares outstanding of registrant's Common Stock was 17,597,932.

DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement dated April 1, 2000 - Part III of this Form 10-K (Items 10, 11, 12 and 13).
     The Exhibit Index is located on pages 17 through 18 hereof.

                                     PART I

ITEM 1  -  BUSINESS

General

Circle International Group, Inc. and subsidiaries ("Circle") is a leader in providing transportation and integrated logistics services for the international movement of goods and the furnishing of value-added information, distribution, and inventory management services to customers worldwide. Circle is principally engaged in international air and ocean freight forwarding, customs brokerage and logistics. Circle provides value-added services in addition to those customarily provided by traditional air freight forwarders, ocean freight forwarders and customs brokers. These services are designed to provide global logistics solutions for customers in order to streamline their supply chain, reduce their inventories, improve their logistics information, enhance their profitability and provide them with more efficient and effective international distribution strategies.

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

Circle commenced operations in 1898, was incorporated in California in 1970 and reincorporated in Delaware in 1987. Unless the context otherwise requires, references to Circle include Circle International Group, Inc. and its subsidiaries.

Certain information regarding Circle's operations by geographic regions for the three years in the period ended December 31, 1999, is included in Note 14 of the Notes to Consolidated Financial Statements.

Description of Business

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

During 1999, Circle's principal air freight forwarding customers were shippers of computer, electronic and high technology equipment, automotive products, machinery and machine parts, consumer goods, clothing, pharmaceuticals, chemicals and aerospace equipment.

The air freight forwarding business of Circle is not dependent on any one customer or industry. Circle provides services to global or multinational customers, as well as regional customers. No customer accounted for more than 5% of Circle's net air freight forwarding revenue in 1999.

Indirect Air Carrier

As an indirect air carrier, Circle procures shipments from its customers, consolidates shipments bound for a particular destination, determines the routing, selects the direct carrier (an airline) on which the consolidated lot is to move and tenders each consolidated lot as a single shipment to the direct carrier for transportation to a destination. At the destination, Circle, or its agent, receives the consolidated lot, breaks it into its component shipments and distributes the individual shipments to the consignee. During 1999, Circle derived approximately 90% of its net air freight forwarding revenue from its services as an indirect air carrier.

Circle's rates are based on a per kilo charge that decreases within a certain range as the weight of the shipment increases. Circle ordinarily charges the shipper a rate less than the rate that the shipper would be charged by an airline. The rates that airlines charge to forwarders and others also generally decrease as the weight of the shipment increases. As a result of the consolidation of its customers' shipments, Circle generally obtains lower rates per kilo from airlines than the rates it charges its customers for individual shipments. This rate differential is the primary source of Circle's net air freight forwarding revenue. Circle's practice is to make prompt adjustments in its rates to match changes in airline rates.

As part of its services, Circle prepares documentation relating to the international movement of goods; provides handling, packing and containerizing services; arranges for the routing and tracing of shipments when necessary; provides physical breakbulk, delivery and inland transportation services; and arranges for freight insurance. Another source of Circle's net air freight forwarding revenue is the fees which Circle charges for services related to the movement of goods, that include computer-prepared shipment documentation; expedited delivery of air waybills, packing lists, commercial invoices, and other documents; and electronic shipment tracking and tracing. Circle offers its customers access to its global on-line computer information system, which is a comprehensive source of vital information for its customers.

Airline Agent

As an authorized cargo sales agent of most airlines worldwide, Circle arranges for the transportation of individual shipments and receives from the airline a commission for arranging the shipment. In addition, Circle provides the shipper with ancillary services such as export documentation for which it receives a separate fee. When acting in this capacity, Circle does not consolidate shipments or have responsibility for shipments once they have been tendered to the airline. Circle conducts its agency air freight forwarding operations from the same facilities as its indirect carrier operations, and services the same regions of the world. During 1999, Circle derived approximately 10% of its air freight forwarding net revenue from its services as an airline agent.

INTERNATIONAL OCEAN FREIGHT FORWARDING

As a global ocean freight forwarder, Circle arranges for the shipment of freight by ocean carriers and acts as the agent of the shipper or the importer. Circle's ocean freight forwarding and related logistics services include inland transportation from point of origin to distribution facility or port of export, cargo assembly, packing and consolidation, warehousing, electronic transmittal of documentation and shipment tracking, expedited document delivery, pre-alert consignee notification, and cargo insurance.

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

Circle's compensation for its ocean freight forwarding services is derived principally from commissions paid by shipping lines and from forwarding and documentation fees paid by its customers, who are either shippers or consignees. In 1999, approximately 36% of Circle's net ocean freight forwarding revenue was attributable to commissions, forwarding fees and associated ancillary services.

Ocean Freight Consolidation

Circle's global operations as an indirect ocean carrier or NVOCC (non-vessel operating common carrier) are similar in some respects to its air freight consolidation operations. Circle procures customer freight, consolidates shipments bound for a particular destination, determines the routing, selects the ocean carrier or charters a ship, and tenders each consolidated lot as a single shipment to the direct carrier for transportation to a distribution point. As an NVOCC, Circle generally derives its revenue from the spread between the rate charged to its customer and the ocean carrier's charge to Circle for carrying the shipment, in addition to charging for other ancillary services related to the movement of the freight. Because of the volume of freight controlled and consolidated by Circle, Circle is generally able to obtain lower rates from ocean carriers than the rate the shipper would be able to procure. In 1999, this service and associated ancillary services contributed approximately 64% of Circle's ocean freight forwarding net revenue.

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

DISTRIBUTION AND MATERIALS MANAGEMENT SERVICES

Circle offers a full range of customized distribution and materials management services in connection with the transportation of cargo. These services are provided in a number of Circle's owned and leased logistics facilities in many locations throughout the world. During 1999, Circle continued its program of improving its existing facilities and constructing new warehouse and distribution facilities to meet its customers' needs. Circle's distribution and materials management services include inventory control, order processing, import and export freight staging, protective and specialized packing and crating, pick-and-pack operations, containerization, consolidation and deconsolidation and special handling for perishables, hazardous materials and heavy-lift equipment. For import shipments, Circle provides bonded warehouse services and, in certain locations, Free Trade Zone services. These warehouse and distribution services complement the other transportation services, including the information systems tools provided by Circle that form part of the integrated logistics solutions Circle offers to its customers.

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

TRADE FACILITATION SERVICES

Circle's wholly owned subsidiary, Circle Trade Services, Ltd. (CTSL), specializes in providing procurement, financial and distribution management services to Circle's multinational customers. CTSL purchases both raw materials for manufacturing and finished goods for distribution, then coordinates their global deployment, as directed by the customer. CTSL delivers its services through custom-designed Vendor and Distribution Hub programs. Through CTSL, Circle is able to seamlessly coordinate a customer's procurement, logistics, transportation and distribution activities within a single supply chain program. This enables Circle to optimize customer supply chains by streamlining the material, information and financial flows through integration of the specific supply chain processes and elimination of redundant transactions.

Competition and Business Conditions

Circle's principal businesses are directly related to the volume of international trade, particularly trade between the United States and other nations. In general, global trading is expanding as businesses increasingly seek new sourcing opportunities and penetrate international markets. The extent of such trade is influenced by many factors, including economic and political conditions in the United States and abroad, changes in supply or manufacturing practices, fuel costs, labor conditions, wars and other armed conflicts, currency fluctuations and United States and foreign laws relating to tariffs, trade restrictions, foreign investments and taxation. In both 1999 and 1998, Circle's business was impacted by global economic events, particularly in Asia and Latin America. This was reflected particularly in reduced exports from the United States

In addition to competition from other freight forwarders and cargo sales agents, Circle encounters competition from direct carriers which actively solicit freight from shippers and from integrated transportation companies that operate their own aircraft and also act as carriers. Other transportation-related businesses, such as trucking and distribution companies, have also entered the logistics and freight forwarding market. Significant competition comes from large domestic and foreign firms with substantial capital resources, offices in multiple global locations, a broad array of services and a technology infrastructure which provides global support to customers' operations. Globalization has contributed to increased consolidation in the industry resulting in competition from larger multi-national firms. Further consolidation in the industry is anticipated.

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

Integrated logistics and related value-added services are, in part, a response to the growing trend toward the outsourcing of key distribution functions by businesses requiring international logistics services and to competitive pressures which have reduced traditional freight forwarding and customs brokerage margins.

Marketing

Circle's worldwide services are marketed primarily by senior executives, local and global sales professionals, and over 450 country, region, division and branch managers whose responsibilities include business development. This team generally interacts with transportation, finance, logistics, shipping or purchasing departments of Circle's existing and potential customers. Their sales efforts are supplemented by Circle's agents in certain foreign commercial centers in which Circle does not have an office.

In an effort to accelerate top-line revenue growth, Circle embarked on a strategic initiative to expand the sales and marketing infrastructure during the third quarter of 1998. During 1999, Circle successfully completed this initiative by winning new customers and increasing business with existing customers, versus growth through acquisitions. In conjunction with the sales and marketing expansion, Circle continues to invest significant resources in enhancing its information systems in order meet their customers' changing business needs and to promote productivity. Many of the information technology enhancements, such as the use of EDI applications, global shipment tracking, internet tracking, and document imaging, improve customer connectivity and serve as important sales tools.

Employees

As of December 31, 1999, Circle had over 4,900 employees.

Executive Officers

Circle's executive officers are as follows:

      Name         Age               Position
      ----         ---               --------
David I. Beatson    52    Chairman of the Board, President and Chief Executive
                          Officer
Janice Kerti        51    Senior Vice President, Chief Financial Officer and
                          Treasurer
Cynthia A. Stoddard 43    Senior Vice President and Chief Information Officer
Robert H. Kennis    47    Senior Vice President, Secretary and General Counsel
Stephen J. Russell  47    Senior Vice President, Sales and Marketing
Rae Fawcett         50    Senior Vice President, Human Resources and Quality

Mr. Beatson joined Circle in July 1998 as its President and Chief Executive Officer. In January 1999, Mr. Beatson assumed the position of Chairman of the Board of Directors. From July 1994 to July 1998, he served as President and Chief Executive Officer of the Emery Worldwide subsidiary of CNF Transportation, Inc. Mr. Beatson was employed by CNF Transportation, Inc. for approximately 16 years.

Ms. Kerti joined Circle in September 1996 as Senior Vice President, Western Division. From June 1997 to May 1998, she was Corporate Controller. In May 1998, Ms. Kerti assumed the position of Chief Financial Officer and Treasurer. Prior to 1996, Ms. Kerti served as Finance Director for MSAS Cargo International, Ltd. and as Managing Director of its South Pacific Operations.

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

Mr. Kennis joined Circle in 1989. He serves as Senior Vice President, Secretary and General Counsel and is Circle's Chief Legal Officer. Prior to joining Circle, he was Vice President and Legal Counsel for The Consolidated Capital Companies for four years. From 1978 to 1984, he was with the law firm of Bronson, Bronson & McKinnon as an associate and first-level partner.

Mr. Russell joined Circle in July 1998, following Circle's acquisition of Alrod International, Inc., where he was a shareholder and Executive Vice President for 18 years. He initially joined Circle as Senior Vice President, Sales, Western Division and in October 1998 he assumed his current position as Senior Vice President, Sales and Marketing.

Ms. Fawcett joined Circle in January 1977 and has occupied a number of management positions. In January 1991 she was appointed Vice President, Quality, responsible for Circle achieving its ISO 9002 certification. She presently has responsibility for managing Circle's Human Resources and Quality functions.


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

The following table sets forth certain information as of December 31, 1999 concerning Circle's domestic and foreign facilities and freight handling terminals.

                       Number of Facilities
                    Owned      Leased    Total
Domestic              10         56        66
Foreign               28        162       190
                   --------  --------  --------
Total                 38        218       256
                   ========  ========  ========

Circle owns its headquarters building in San Francisco.

Under many of its leases, Circle is responsible for payment of property taxes, maintenance and insurance in addition to rental payments. In 1999, the aggregate rental expense for all of Circle's leased facilities was approximately $21.6 million.

For further information concerning Circle's lease commitments, see Note 6 of the Notes to Consolidated Financial Statements.

ITEM 3  -  LEGAL PROCEEDINGS

Circle is party to routine litigation incident to its business, primarily relating to claims for goods lost or damaged in transit or improperly shipped. Certain lawsuits to which Circle is a party are covered by insurance and are being defended by Circle's insurance carriers. Circle has established reserves and it is management's opinion that the resolution of such litigation will not have a material adverse effect on Circle's consolidated financial statements taken as a whole.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5  -  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
           MATTERS

Circle's common stock is traded over the counter under the symbol CRCL. The following table sets forth the closing prices in the NASDAQ national market system for Circle's common stock for the calendar periods indicated, as reported by NASDAQ.

                        High       Low
                        ----       ---
1999
Fourth Quarter         $25.63    $19.00
Third Quarter           26.00     20.00
Second Quarter          22.00     14.50
First Quarter           19.63     14.56

1998
Fourth Quarter         $21.38    $13.50
Third Quarter           28.56     14.00
Second Quarter          29.00     23.13
First Quarter           29.50     21.00

As of February 15, 2000, the approximate number of stockholders of record of Circle's common stock, excluding stockholders whose stock is held as nominee or in street name by brokers, was 364.

Dividends Declared

Dividends declared per common share during 1999 and 1998 were:

                   1999                      1998
                  ------                    ------
June 30           $0.135   June 29          $0.135
December 30        0.135   December 14       0.135

The Board of Directors considers payment of cash dividends on a semi-annual basis subject to the availability of earnings, the financial condition of Circle and other relevant factors.

ITEM 6  - SELECTED FINANCIAL DATA



                                CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                -------------------------------------------------
                              (in thousands except per share and employee amounts)


                                                            Year Ended December 31,

                                   1999             1998             1997             1996             1995
                                   ----             ----             ----             ----             ----
Revenue:
Air freight forwarding      $ 528,698   65%  $ 482,701   66%  $ 471,563   66%  $ 418,506   65%  $ 378,900   65%
Ocean freight forwarding      130,478   16%    111,938   15%    111,200   15%    106,554   16%     96,921   17%
Customs brokerage and other   154,901   19%    143,039   19%    134,226   19%    120,570   19%    104,812   18%
                            ---------------  ---------------  ---------------  ---------------  ---------------
    Total                   $ 814,077  100%  $ 737,678  100%  $ 716,989  100%  $ 645,630  100%  $ 580,633  100%
                            ===============  ===============  ===============  ===============  ===============


Net Revenue:
Air freight forwarding      $ 130,065   39%  $ 118,170   39%  $ 106,210   38%  $ 102,105   39%  $  94,573   41%
Ocean freight forwarding       47,026   14%     40,471   13%     37,608   14%     35,783   14%     32,238   14%
Customs brokerage and other   154,901   47%    143,039   48%    134,226   48%    120,570   47%    104,812   45%
                            ---------------  ---------------  ---------------  ---------------  ---------------
    Total                   $ 331,992  100%  $ 301,680  100%  $ 278,044  100%  $ 258,458  100%  $ 231,623  100%
                            ===============  ===============  ===============  ===============  ===============


Income from
    operations (1)           $ 27,213         $ 23,829         $ 32,373         $ 29,711         $ 26,496
Net income (1)                 23,212           18,515           26,332           21,717           18,159
Net income per share: (1)
    Basic                        1.35             1.09             1.57             1.30             1.08
    Diluted                      1.34             1.07             1.53             1.28             1.07
Dividends declared
    per share                    0.27             0.27             0.27             0.24             0.22
 Weighted average shares
     outstanding:
       Basic                   17,213           17,040           16,823           16,671           16,791
       Diluted                 17,365           17,260           17,191           16,926           17,026

At December 31,
Working capital             $ 107,911         $ 93,428        $ 100,271         $ 73,570         $ 73,650
Total assets                  545,392          493,729          434,399          409,253          348,256
Long-term obligations          35,883           21,558           27,702           29,014           30,183
Stockholders' equity          240,975          219,712          200,972          182,777          166,387
Number of employees             4,970            4,600            4,160            3,780            3,360

(1) 1998 includes special charges of $10.7 million, or $8.1 million, net of tax ($0.47 per diluted share).

ITEM 7  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

The following discussion contains certain forward-looking statements reflecting Circle's current expectations that are dependent on certain risks and uncertainties including but not limited to such factors as economic and political conditions around the world, international laws, currency exchange rates, the effect of Circle's accounting policies and other risk factors detailed herein. There can be no assurances that Circle's actual future performance will meet such expectations. There may also be important, unforeseen risks not described herein.

Results of Operations

1999 versus 1998

Revenue increased 10% to $814.1 million compared to $737.7 million for 1998 due to increases in air freight forwarding and ocean freight forwarding revenue. Net revenue, which represents revenue less freight consolidation costs, also increased 10% to $332.0 million compared to $301.7 million in 1998. Both revenue and net revenue growth benefited from acquisitions completed during the second half of 1998.

Air freight forwarding revenue increased 10% or $46.0 million over 1998 as a result of volume increases in Asia Pacific and Europe. Asia Pacific continues to be our fastest growing region for this product line and contributed a major portion of the overall increase. These increases were partially offset by volume reductions in North America mainly due to decreased export activity to Asia Pacific. Air freight forwarding net revenue increased 10% or $11.9 million. North America's volume reductions were offset by an increase in the yield, due to lower carrier costs.

Ocean freight forwarding revenue increased 17% or $18.5 million over 1998, while ocean freight forwarding net revenue increased 16% or $6.6 million. The increases were principally due to volume increases in Asia Pacific and Europe.

Customs brokerage and other net revenue, which includes warehousing, distribution and other logistics services, increased 8% or $11.9 million. Customs brokerage revenues increased due to increased inbound traffic in Asia Pacific and North America. Warehousing and distribution revenues increased in Europe and Asia Pacific, and were partially offset by declines in North America due to volume decreases from certain customers.

Salaries and related costs increased 10% or $15.0 million. As a percentage of net revenue, salaries and related costs were 52.2% in 1999 compared to 52.5% in 1998. Operating, selling and administrative expenses increased 10% or $11.9 million. During 1999, salaries and related costs as well as operating, selling and administrative expenses were affected by Y2K preparedness expenses and the impact of two strategic initiatives that Circle embarked on during the later part of 1998. These initiatives, which took the form of sales and marketing expansion activities and information technology enhancements, amounted to $5.2 million or 35% of the $15.0 million salary and related cost increase and $3.1 million of the increase in operating, selling and administrative expenses. Also during 1999, Y2K expenses totaled $8.8 million.

Total other income, net, increased $1.7 million due primarily to a $4.5 million gain on the sale of securities further discussed in Note 4 to the consolidated financial statements and a $0.8 million gain on the sale of our New Zealand perishables business. These gains were offset primarily by $2.8 million of lower interest income, net. The decrease in interest income, net, resulted from reduced short-term investments that were liquidated to fuel expansion activity in 1998 and higher interest expense from increased borrowings in 1999.

The effective income tax rate for 1999 was 36.5% compared to 41.1% for the comparable period in 1998. The 1998 effective tax rate was adversely impacted by the special charges discussed in Note 2 to the consolidated financial statements. The effective tax rate for 1998 excluding special charges was 36.8%. Circle's effective tax rate fluctuates primarily due to changes in the level of pre-tax income in foreign countries which have different rates.

1998 versus 1997

Revenue in 1998 increased by $20.7 million or 3% over 1997. This increase included a negative impact from foreign exchange of approximately $50.9 million resulting from converting foreign currency into U.S. dollars for financial reporting purposes. Net revenue in 1998 increased by $23.6 million or 9% over 1997 and included a negative impact from foreign exchange of approximately $13.1 million.

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

Customs brokerage and other revenue, which includes warehousing, distribution and other logistics services, increased 7%, or $8.8 million over 1997. In Europe there was higher import activity, which was partially offset by lower import activity in Asia Pacific due to weakened local currencies. Warehousing and distribution, and other revenue increased in Europe, North America, and Asia Pacific over the same period last year.

Salaries and related costs increased 7.1% or $10.5 million principally as a result of hiring more employees to serve new customers and to accelerate business growth. Salaries as a percentage of net revenues dropped from 53.2% to 52.5%.

Operating, selling, and administrative expenses increased 22% or $21.7 million. This increase included $10.7 million of special charges related to merger integration costs for Alrod International, Inc., the write-off of certain receivables at Circle Trade Services, certain charges related to Latin America operations, facility consolidation, the write-down of information technology assets and employee severance costs. The remaining $11.0 million increase was mainly due to an increase in occupancy costs related to additional warehousing and distribution facilities as well as an increase in professional fees and depreciation related to the upgrading of computer systems and relocation of the information technology group supporting the North America operations. There were also higher communication costs across all regions, due to a higher volume of transactions.

Other income, net, decreased $0.9 million. Income from affiliates decreased $1.9 million primarily due to the effect of the downturn in the Latin America and Asia Pacific economies on Circle's automotive logistics affiliate. The increase in interest, net, of $1.3 million was attributable to income on IRS tax refunds and to a reduction in Circle's debt levels.

The effective income tax rate for 1998 was 41.1% compared to 35.6% for 1997. The effective tax benefit from the special charges was 24.1%. This resulted in an overall increase in the tax rate for the year. The effective tax rate for 1998 excluding the special charges was 36.8%. The increase from 1997 is a result of the 1997 favorable resolution of IRS audits of the years 1986 through 1992.

Liquidity and Capital Resources

Circle makes significant disbursements on behalf of its customers for transportation costs and customs duties. The billings to customers for these disbursements, which are several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on Circle's income statement; rather, they are reflected in Circle's trade receivables and trade payables.

1999 versus 1998

Net cash provided by operating activities was $8.3 million for 1999, compared to $38.3 million in 1998. The decrease in 1999 was primarily due to an increase in net working capital. Net working capital increased $26.8 million during 1999, principally due to expansion activities and the timing of receipts and disbursements. During 1999, a substantial portion of the revenue growth was generated in Europe and Asia where credit terms are traditionally longer than those customarily granted in the US.

Cash used in investing activities for 1999, was $22.3 million compared to $3.9 million in 1998. Circle incurred capital expenditures of $28.5 million during 1999. These expenditures were mainly due to information technology initiatives and general facilities expansion in Europe and Asia Pacific. Proceeds from the sale of equity securities includes the $4.5 million gain on sale of Equant N. V. securities further discussed in Note 4 to the consolidated financial statements. During 1998, Circle liquidated approximately $20.3 million of short-term investments to fund acquisitions.

Cash provided by financing activities for 1999 was $9.8 million versus $9.0 million used in financing activities last year. Long-term notes payable increased $10.7 million due primarily to a $11.0 million increase of commercial paper issued and outstanding. Commercial paper outstanding as of December 31, 1999 was $25.0 million compared to $14.0 million as of December 31, 1998. The semi-annual dividends of $0.135 per share declared in December 1998 and June 1999 totaling $4.6 million were paid in 1999. A semi-annual dividend of $0.135 per share was also declared in December 1999 and will be paid during the first quarter of 2000. Proceeds from the exercise of stock options amounted to $4.5 million in 1999 compared to $2.0 million in 1998.

At December 31, 1999, Circle had available borrowing capacity of $19.0 million. Management believes that operating cash flows, Circle's current financial structure and borrowing capacity will be adequate to fund its operations, finance capital expenditures and acquisitions, and pay dividends to stockholders over the coming year.

1998 versus 1997

Net cash provided by operations increased to $38.3 million for the year ended December 31, 1998, from $34.2 million in 1997. Net working capital at December 31, 1998, was $93.4 million compared to $100.3 million at December 31, 1997. The decrease is primarily due to the timing of receipts and disbursements. The fluctuations in individual components are largely due to 1998 acquisitions.

Cash used in investing activities decreased to $3.9 million in 1998 compared to $37.4 million in 1997 primarily due to proceeds from sales of investments of $20.3 million in 1998 compared to purchases of $27.6 million in 1997. Capital expenditures during 1998 were $13.0 million. In addition, in 1998 Circle used cash of $13.2 million to acquire businesses.

Cash used in financing activities for 1998 was $9.0 million versus $6.0 million last year. Commercial paper decreased by $11.0 million, from $25.0 million as of December 31, 1997, to $14.0 million as of December 31, 1998. Short-term notes payable increased $5.0 million during 1998 compared to a $4.9 million decrease in 1997. The increase in 1998 was primarily attributable to a $5.8 million overnight loan at year-end 1998 to cover Circle's daily cash position at certain locations. The semi-annual dividend of $0.135 per share declared in December 1997 was paid in the first quarter of 1998 for a total of $2.2 million. The Board of Directors declared a semi-annual cash dividend of $0.135 per share on June 29, 1998. This dividend of $2.3 million was paid on September 15, 1998, to shareholders of record on August 14, 1998. Proceeds from the exercise of stock options amounted to $2.0 million in 1998 compared to $4.4 million in 1997.

New Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for a description of new accounting pronouncements.

YEAR 2000

Circle did not encounter any material problems associated with the Year 2000 rollover with any of its internally developed or vendor-supplied mission critical systems, services or products. Mission critical systems, services and products are defined as those systems, services and products critical to the ongoing operation of the business. Data exchanges and communications between Circle offices and business partners, government agencies and customers were initiated successfully following the century change.

Circle funded all Year 2000 related costs through operating cash flows from operations and all Year 2000 expenditures were expensed as incurred. For the three and twelve months ended December 31, 1999, Circle spent $0.8 million and $8.8 million, respectively, in costs specifically directed to the Year 2000 remediation. An additional $0.7 million is estimated to be spent during the first half of 2000 for staffing the Year 2000 project management office and for finalizing system remediation not completed at year-end.

The Year 2000 project management office will continue to monitor and validate its mission critical systems, finalize Year 2000 non-mission critical related issues and resolve any other Year 2000 related business problems that may arise. However, Circle does not anticipate encountering any material Year 2000 problems.

EURO CONVERSION

Circle is engaged in various efforts worldwide related to the introduction in January 1999 of the European single currency known as the euro. The euro conversion did not have a material impact on the competitiveness of its services in Europe. Circle's current accounting systems handled the euro conversion with minimal intervention and did not experience material adverse consequences as a result of the conversion. The internal and external costs incurred to address the euro conversion did not have a material impact on the operations, cash flows or financial condition of Circle.

ITEM 7A  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Discussion

Circle's cash flows and net income are subject to fluctuations due to changes in exchange rates. Circle attempts to limit its exposure to changing foreign exchange rates through both operational and financial market actions. Circle provides services to customers in locations throughout the world and, as a result, operates with many functional currencies including the key currencies of North America, Latin America, Asia, the South Pacific and Europe. This diverse base of local currency costs serves to partially counterbalance the effect of potential changes in the value of Circle's local currency denominated revenues and expenses.

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

The receivables and payables being covered arise from trade and intercompany loans and transactions of and among Circle's operating and other business units.

Circle does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on Circle's consolidated net income.

Circle is subject to changing interest rates because its debt consists primarily of short-term commercial paper. Circle does not undertake any specific actions to cover its exposure to interest rate risk and Circle is not a party to any interest rate risk management transactions. Circle does not purchase or hold any derivative financial instruments for trading purposes.

Exchange Rate Sensitivity

Circle's use of derivative financial instruments is limited to forward foreign exchange contracts. At December 31, 1999, the nominal value of all open forward foreign exchange contracts was $0.6 million related to one transaction denominated in British pounds. A 10% appreciation or 10% depreciation against the U.S. dollar of any or all of the underlying currencies would not have a material effect on Circle's net income.

The following tables provide comparable information about Circle's non-functional currency components of balance sheet items by currency, and presents such information in U.S. dollar equivalents at December 31, 1999 and 1998. These tables summarize information on transactions that are sensitive to foreign currency exchange rates, including non-functional currency-denominated receivables and payables. The net amount that is exposed to changes in foreign currency rates is then subjected to a 10% change in the value of the functional currency versus the non-functional currency.




Non-Functional Currency Exposure in U.S. Dollar Equivalents
as of December 31, 1999 (in thousands):
                                                             Foreign Exchange
                                                              Gain/(Loss) if
                                                           Functional Currency
                                                         -----------------------
Non-Functional                             Net Exposure  Appreciates Depreciates
Currency               Asset    Liability  Long/(Short)    by 10%       by 10%
-------------------- --------- ----------- ------------- ----------- -----------
United States dollar $ 51,704    $ 35,934      $ 15,770     $ 1,577   $ (1,577)
European Union euro       215      3,092         (2,877)       (288)       288
Singaporean dollar         34      1,654         (1,620)       (162)       162
Japanese yen               13      1,518         (1,505)       (150)       150
Hong Kong dollar            -        412           (412)        (41)        41
Canadian dollar            13        400           (387)        (39)        39
Australian dollar         159        296           (137)        (14)        14
British pound              36        232           (196)        (20)        20
Taiwanese dollar            -        191           (191)        (19)        19
All others                 78        703           (625)        (62)        62
                     --------- ----------- ------------- ----------- -----------
TOTALS               $ 52,252    $ 44,432       $ 7,820     $   782   $   (782)
                     ========= =========== ============= =========== ===========

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

The  information  required by this item is set forth at the pages  indicated  in
Item 14(a) of this Form 10-K.

ITEM 9  -  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the sections of Circle's Proxy Statement dated April 1, 2000 entitled "Election of Directors" and "Section 16(a) Information". Also see "Executive Officers" under
Item 1 above.

ITEM 11  -  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections of Circle's Proxy Statement dated April 1, 2000 entitled "Compensation of Executive Officers", "Options Granted to Executive Officers", and "Employment Agreements".

ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the section of Circle's Proxy Statement dated April 1, 2000 entitled "Ownership of Management and Principal Stockholders".

ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the sections of Circle's Proxy Statement dated April 1, 2000 entitled "Transactions with the Company" and "Compensation Committee Interlocks and Insider Participation".

                                     PART IV

ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following are filed as part of this report:

                                                                        PAGE
                                                                        ----
      (1) (2) Consolidated Financial Statements of Circle:

              Consolidated Income Statements for the years ended
              December 31, 1999, 1998 and 1997                           F-1

              Consolidated Balance Sheets, December 31, 1999 and 1998    F-2

              Consolidated Statements of Stockholders' Equity for the
              years ended December 31, 1999,1998, and 1997               F-3

              Consolidated Statements of Cash Flows for the years ended
              December 31, 1999, 1998, and 1997                          F-4

              Notes to Consolidated Financial Statements              F-5 - F-16

              Independent Auditors' Report                               F-17

      (3)     Exhibits: See the attached Exhibit Index on pages 17 and 18.

(b)   Form 8-K:

              No reports on Form 8-K were filed during the 3 months ended December 31, 1999.

All other Schedules required by Form 10K have been omitted because they are not applicable, are included in the notes to the consolidated financial statements, or were otherwise not required under the requirements of Regulation S-X.

                                  EXHIBIT INDEX

EXHIBIT                                                                   PAGE
NUMBER     EXHIBIT                                                       NUMBER
------     -------                                                       ------

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

10.2 Form of indemnity agreement between Registrant and each of its directors (Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed on or about March 31, 1989.)

10.3 Agreement and Plan of Reorganization dated as of April 23, 1992, with exhibits attached, including Registration Rights Agreement, Employment Agreement between Registrant and Peter Gibert and Indemnification Agreement. (Incorporated by reference to Exhibit 2.1. to Current Report on Form 8-K, dated May 21, 1991, filed on or about May 23, 1991.)

10.3.1 Amendments to May 1991 Employment Agreement of Peter Gibert (Incorporated by reference to Exhibit 10.4.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)*

10.3.2 Amendment dated October 27, 1997 to Employment Agreement of Peter Gibert. (Incorporated by reference to Exhibit 3.1.2 to the Annual Report on Form 10-K for fiscal year ended December 31, 1997.)*

10.3.3 Consulting Agreement dated January 1, 1999 between Zita Logistics, Ltd. and Circle International Group, Inc. (Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and filed on or about March 31, 1999.)*

10.4       1990  Stock  Option  Plan.  (Incorporated  by  reference  to
           Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed on or about March 31, 1993.)*

10.5 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed on or about March 31, 1993.)*

10.6 Credit Agreement dated October 15, 1993 between Registrant and Bank of America National Trust and Savings Association. (Incorporated by reference to Pages 14-103 to Form 10-Q for the nine months ended September 30, 1993, filed on or about November 10, 1993.)

10.7       1994  Omnibus  Equity   Incentive  Plan   (Incorporated   by
           reference to the Form S-8 Registration Statement filed on or about May 9, 1994.)*

10.7.1 Amendment No. 1 to 1994 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.11.1 to Annual Report on Form 10-K for fiscal year ended December 31, 1995.)

10.8       1995   Stock   Option   Plan  For   Non-Employee   Directors
           (Incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)*

10.9 Letter Agreement dated May 4, 1998 between David I. Beatson and Circle International Group, Inc. (Incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)*

10.10      Letter  Agreement  dated July 31,  1998  between  Stephen J.    37
           Russell,   Circle   International   Group,  Inc.  and  Alrod
           International, Inc.*

10.11 Circle International Group Savings Plan (Incorporated by reference to the Form S-8 Registration Statement filed on or about September 24, 1998.)*

10.12 1999 Stock Option Plan (Incorporated by reference to the Form S-8 Registration Statement filed on or about May 19, 1999.)*

10.13 Circle International Group, Inc. Employee Stock Purchase Plan (Incorporated by reference to the Form S-8 Registration Statement filed on or about May 19, 1999.)*

21.1       List of Subsidiaries                                            47

23.1       Consent of Deloitte & Touche LLP                                48

27         Financial Data Schedule                                         49


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

Date: March 29, 2000

CIRCLE INTERNATIONAL GROUP, INC.

By:  /S/ David I. Beatson
    ----------------------------------------------
     David I. Beatson
     Chairman of the Board, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000.

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

     /S/    Wesley J. Fastiff         Director
-------------------------------------
     (Wesley J. Fastiff)

     /S/    Peter Gibert              Director
-------------------------------------
     (Peter Gibert)

     /S/    Edwin J. Holman           Director
-------------------------------------
     (Edwin J. Holman)

     /S/    John M. Kaiser            Director
-------------------------------------
     (John M. Kaiser)

     /S/    Ray C. Robinson, Jr.      Director
-------------------------------------
     (Ray C. Robinson, Jr.)

                CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except per share amounts)

                                                    Year ended December 31,

                                                1999         1998         1997
                                                ----         ----         ----

Revenue                                     $ 814,077    $ 737,678    $ 716,989
Freight consolidation costs                   482,085      435,998      438,945
                                            ----------   ----------   ----------

Net revenue                                   331,992      301,680      278,044

Other costs and expenses:
    Salaries and related                      173,431      158,382      147,931
    Operating, selling and administrative      31,348      119,469       97,740
                                            ----------   ----------   ----------

Total other costs and expenses                304,779      277,851      245,671
                                            ----------   ----------   ----------

Income from operations                         27,213       23,829       32,373

Other income (expense):
    Interest income (expense), net               (304)       2,475        1,225
    Income from affiliates, net                 3,922        3,853        5,785
    Other, net                                  5,724        1,288        1,527
                                            ----------   ----------   ----------

    Total other income, net                     9,342        7,616        8,537
                                            ----------   ----------   ----------

Income before taxes                            36,555       31,445       40,910

Taxes on income                                13,343       12,930       14,578
                                            ----------   ----------   ----------

Net income                                   $ 23,212     $ 18,515     $ 26,332
                                            ==========   ==========   ==========

Net income per share:
    Basic                                      $ 1.35       $ 1.09       $ 1.57
                                            ==========   ==========   ==========
    Diluted                                    $ 1.34       $ 1.07       $ 1.53
                                            ==========   ==========   ==========

Weighted average common
shares outstanding:
    Basic                                      17,213       17,040       16,823
                                            ==========   ==========   ==========
    Diluted                                    17,365       17,260       17,191
                                            ==========   ==========   ==========

Dividends declared per share                   $ 0.27       $ 0.27       $ 0.27
                                            ==========   ==========   ==========



                 See Notes to Consolidated Financial Statements

               CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                December 31,
                                                             1999         1998
                                                         ----------   ----------
ASSETS
Current assets:
     Cash and equivalents                                $  40,347    $  44,586
     Short-term investments                                 14,366       14,213
     Trade receivables, less allowance for doubtful
         accounts of: 1999, $7,835; 1998, $7,131           284,504      252,615
     Other receivables                                      10,415        7,765
     Other current assets                                    8,402        7,820
                                                         ----------   ----------
         Total current assets                              358,034      326,999

Property:
     Land                                                   15,258       15,161
     Buildings and improvements                             75,501       70,632
     Equipment and furniture                                96,048       78,204
                                                         ----------   ----------
         Total                                             186,807      163,997
     Less accumulated depreciation                         (83,953)     (75,809)
                                                         ----------   ----------
         Property, net                                     102,854       88,188


Equity securities                                              770          935
Investments in unconsolidated affiliates                    48,207       42,967
Goodwill, net                                               31,166       30,727
Other assets                                                 4,361        3,913
                                                         ----------   ----------
Total assets                                             $ 545,392    $ 493,729
                                                         ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                              $   7,801    $   7,869
     Trade payables                                        187,724      175,532
     Accrued salaries and related costs                     17,008       15,582
     Dividends payable                                       2,349        2,312
     Income taxes payable                                    8,161        7,292
     Other liabilities                                      27,350       24,984
                                                         ----------   ----------
         Total current liabilities                         250,393      233,571

Minority interests                                           5,809        4,546
Deferred income taxes                                       12,602       14,342
Capital lease obligation                                     3,369          -
Long-term notes payable                                     32,244       21,558
Commitments and contingencies                                  -            -

Stockholders' equity:
    Preferred stock, $1 par: shares
        authorized, 1,000,000; none issued                     -            -
    Common stock, $1 par: shares
        authorized, 40,000,000;
        shares issued and outstanding
        1999, 17,419,001; 1998, 17,131,994                  35,612       30,822
     Retained earnings                                     220,437      201,907
     Accumulated other comprehensive loss                  (15,074)     (13,017)
                                                         ----------   ----------
         Total stockholders' equity                        240,975      219,712
                                                         ----------   ----------
Total liabilities and stockholders' equity               $ 545,392    $ 493,729
                                                         ==========   ==========

                 See Notes to Consolidated Financial Statements


                                    CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (in thousands, except share amounts)


                                  For the years ended December 31, 1999, 1998 and 1997


                                                                                                          Accumulated
                                                                                                             Other         Total
                                          Common Stock        Treasury Stock      Retained Comprehensive Comprehensive Stockholders'
                                          ------------        --------------
                                       Shares     Amount      Shares    Amount    Earnings     Income    Income (Loss)     Equity
                                     ----------- ---------  --------- ---------  ----------   ---------  -------------  ------------
Balance December 31, 1996            17,163,490  $ 22,683   (500,000) $ (8,947)  $ 174,201                  $ (5,160)     $ 182,777
    Comprehensive income:
      Net income                            -         -          -         -        26,332    $ 26,332           -           26,332
                                                                                              ---------
      Change in the value of
         marketable securities, net         -         -          -         -           -           398           398            398
      Foreign currency translation          -         -          -         -           -      ( 10,736)      (10,736)       (10,736)
                                                                                              ---------
      Other comprehensive loss                                                                ( 10,338)
                                                                                              ---------
    Comprehensive income                                                                      $ 15,994
                                                                                              =========
    Cash dividends ($.27 per share)         -         -          -         -        (4,363)                      -           (4,363)
    Issuance of stock for acquisition    32,958       785        -         -           -                         -              785
    Issuance of restricted stock         24,615       626        -         -           -                         -              626
    Exercise of stock options,
      including tax benefit             283,590     5,153        -         -           -                         -            5,153
    Retirement of treasury stock       (500,000)     (791)   500,000     8,947      (8,156)                      -              -
                                     ----------- ---------  --------- ---------  ----------                -----------    ----------
Balance December 31, 1997            17,004,653  $ 28,456        -    $    -     $ 188,014                 $ (15,498)     $ 200,972
    Comprehensive income:
      Net income                              -         -        -         -        18,515    $ 18,515           -           18,515
                                                                                              ---------
      Change in the value of
         marketable securities, net           -         -        -         -           -           (43)          (43)           (43)
      Foreign currency translation            -         -        -         -           -         2,524         2,524          2,524
                                                                                              ---------
      Other comprehensive income                                                                 2,481
                                                                                              ---------
    Comprehensive income                                                                      $ 20,996
                                                                                              =========
    Cash dividends ($.27 per share)           -         -        -         -        (4,622)                      -           (4,622)
    Issuance of restricted stock         13,942       172        -         -           -                         -              172
    Exercise of stock options,
      including tax benefit             113,399     2,194        -         -           -                         -            2,194
                                     ----------- ---------  --------- ---------  ----------                -----------    ----------
Balance December 31, 1998            17,131,994  $ 30,822        -    $    -     $ 201,907                 $ (13,017)     $ 219,712
    Comprehensive income:
      Net income                              -         -        -         -        23,212    $ 23,212           -           23,212
                                                                                              ---------
      Change in the value of
         marketable securities, net           -         -        -         -           -            39            39             39
      Foreign currency translation            -         -        -         -           -        (2,096)       (2,096)        (2,096)
                                                                                              ---------
      Other comprehensive loss                                                                  (2,057)
                                                                                              ---------
    Comprehensive income                                                                      $ 21,155
                                                                                              =========
    Cash dividends ($.27 per share)           -         -        -         -        (4,682)                      -           (4,682)
    Exercise of stock options,
      including tax benefit             287,007     4,790        -         -           -                         -            4,790
                                     ----------- ---------  --------- ---------  ----------                -----------    ----------
Balance December 31, 1999            17,419,001  $ 35,612        -    $    -     $ 220,437                 $ (15,074)     $ 240,975
                                     =========== =========  ========= =========  ==========                ===========    ==========

                                     See Notes to Consolidated Financial Statements

                CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                      Year Ended December 31,

                                                    1999       1998       1997
                                                    ----       ----       ----
Operating activities:
    Net income                                   $ 23,212   $ 18,515   $ 26,332
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                16,046     13,604     12,046
      Provision for doubtful accounts               5,898      4,232      5,050
      Deferred income taxes                        (2,043)     1,963      6,531
      Gains on sales of assets                     (5,228)      (271)      (613)
      Equity in earnings of affiliates, net of
       dividends received                          (3,156)    (2,229)    (5,785)
      Minority interests, net of dividends paid       338        928      1,286
      Other                                           (36)       171         (5)
      Net effect of changes in working capital
       Trade receivables                          (39,280)   (14,299)   (14,475)
       Other receivables                             (938)    (2,677)       788
       Other current assets                        (1,425)     3,822     (1,621)
       Trade payables                              12,634      4,875      4,113
       Other liabilities                            2,238      9,674        593

                                                 ---------  ---------  ---------
Net cash provided by operating activities           8,260     38,308     34,240
                                                 ---------  ---------  ---------

Investing activities:
    Proceeds from sales of assets                   4,301      1,527      1,468
    Proceeds from sales of equity securities        5,019        495      6,669
    Net proceeds from sales (purchases)
      of short-term investments                      (436)    20,281    (27,553)
    Capital expenditures                          (28,473)   (12,960)   (14,144)
    Acquisitions of businesses                     (2,725)   (13,229)    (3,731)
    Other                                               -         (3)      (101)
                                                 ---------  ---------  ---------
Net cash used in investing activities             (22,314)    (3,889)   (37,392)
                                                 ---------  ---------  ---------

Financing activities:
    Issuance (repayment) of long-term
     notes payable                                 10,686    (11,507)    (1,295)
    Issuance (repayment) of short-term
     notes payable                                    (68)     5,022     (4,936)
    Payments on capital lease                        (634)       -          -
    Dividends                                      (4,645)    (4,503)    (4,085)
    Proceeds from exercise of stock options         4,477      1,980      4,360

                                                 ---------  ---------  ---------
Net cash provided by (used in)
 financing activities                               9,816     (9,008)    (5,956)
Effect of exchange rate changes on cash                (1)     1,177     (4,458)
                                                 ---------  ---------  ---------

Increase (decrease) in cash and equivalents        (4,239)    26,588    (13,566)

Cash and equivalents at beginning of period        44,586     17,998     31,564
                                                 ---------  ---------  ---------

Cash and equivalents at end of period            $ 40,347   $ 44,586   $ 17,998
                                                 =========  =========  =========

Supplemental cash flow information:
    Cash paid for interest                       $  2,951   $  2,001   $  2,837
                                                 =========  =========  =========
    Cash paid for income taxes                   $ 14,607   $ 11,155   $  6,676
                                                 =========  =========  =========
    Non-cash transactions:
       Issuance of stock for acquisitions        $    -     $ 21,000   $    785
                                                 =========  =========  =========
       Mortgages assumed in acquisitions         $    -     $  5,265   $    -
                                                 =========  =========  =========
       Property acquired under capital lease     $  4,366   $    -     $    -
                                                 =========  =========  =========

                 See Notes to Consolidated Financial Statements

CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

Nature of Operations - Circle International Group, Inc. and subsidiaries (Circle) is an international transportation and logistics service provider. Circle's services are provided through its network of over 300 offices, distribution centers, and agents located in more than 100 countries on six continents. Circle's principal lines of business are air freight forwarding, ocean freight forwarding, customs brokerage and other value-added services such as warehousing, distribution and insurance. The principal markets for all lines of business are North America, Europe and Asia with significant operations in the Middle East, Latin America and the South Pacific (see Note 14).

Basis of Presentation - The consolidated financial statements of Circle have been prepared to give retroactive effect to the merger with Alrod International, Inc. in August 1998 (See Note 3), which was accounted for under the pooling of interests method.

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

Risk Factors - Circle's operations are influenced by many factors, including economic and political conditions around the world, international laws and currency exchange rates. The impact of some of these risk factors is reduced by having customers in a wide range of industries located throughout the world.

Principles of Consolidation - The accompanying consolidated financial statements include Circle International Group, Inc. and its controlled majority-owned subsidiaries. Investments in 50% or less owned affiliates, over which Circle has significant influence, are accounted for by the equity method (see Note 11). All significant intercompany balances and transactions have been eliminated.

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

Marketable securities consist of preferred stock and common stock. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. By policy, Circle invests primarily in high-grade marketable securities. All marketable securities are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities."

Trade Receivables include disbursements made by Circle on behalf of its customers for transportation costs and customs duties. The billings to customers for these disbursements, which are several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on Circle's income statements. Management establishes reserves based on the expected ultimate recovery of these receivables. Changes in reserves for 1999, 1998 and 1997 are as follows (in thousands):

Allowance for doubtful accounts  Balance at    Charged to             Balance at
                                the beginning   costs and  Deductions  the end
Year Ended December 31,            of year      expenses  /Write-offs  of year
-----------------------         -------------  ---------- ----------- ----------
1999                               $ 7,131      $ 4,705    $ (4,001)   $ 7,835
1998                                 7,816        4,232      (4,917)     7,131
1997                                 5,237        5,050      (2,471)     7,816

Property is stated at cost. The cost of property held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Depreciation is computed principally by the straight-line method at rates based on the estimated useful lives of the various classes of property as follows: buildings, 20-50 years; leasehold improvements, life of the lease or estimated useful life if shorter; equipment and furniture, 3-10 years.

Goodwill, representing the excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the period of expected benefit, not exceeding 40 years. Accumulated amortization as of December 31, 1999 and 1998, was $14.2 million and $12.2 million, respectively.

Impairment of Long Lived Assets - The carrying value of long lived assets, including goodwill, is reviewed periodically based on the projected undiscounted cash flows of the related business unit over the remaining amortization period. If the cash flow analysis indicates that the carrying amount of an asset is not recoverable, the carrying value will be reduced to the estimated fair value of the assets or the present value of the future cash flows.

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

Net Income per Share - Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The difference between weighted average shares outstanding for basic and diluted is the dilutive effect of outstanding stock options and restricted stock. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effect of outstanding stock options and restricted stock.

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

Foreign Currency Forward Contracts - Circle uses foreign currency forward contracts to hedge foreign currency exposure on certain trade and intercompany transactions. These contracts do not subject Circle to risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the payable or receivable being hedged. Gains and losses on such contracts are recognized currently in the carrying amount of the related payable. At December 31, 1999 and 1998, the notional amount of the foreign currency forward contracts outstanding amounted to $0.6 million and $1.9 million, respectively. The fair value of the contracts at December 31, 1999 and 1998, respectively, were insignificant. Realized gains and losses on the contracts for 1999, 1998 and 1997 were insignificant.

Fair Value of Financial Instruments - The fair values presented throughout these financial statements have been estimated using appropriate valuation methodologies and market information available at December 31, 1999 and 1998. However, considerable judgment is required in interpreting market data to develop estimates of fair value and the estimates presented are not necessarily indicative of the amounts that Circle could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values presented throughout these financial statements have not been estimated since December 31, 1999. Current estimates of fair value may differ significantly from the amounts presented.

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

     Borrowings - The fair value of Circle's long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to Circle for debt of the same remaining maturities. The carrying amounts approximate their fair value. The carrying value of the capital lease obligation approximates fair value.

     Foreign currency forward contracts - The fair value is estimated based on the U.S. dollar equivalent at the contract exchange rate. Any gain or loss is largely offset by a change in the value of the underlying transaction, and is recorded as an unrealized foreign exchange gain or loss until the contract maturity date.

Stock-Based Compensation - Circle accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." ("APB No. 25"). The disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," are set forth in Note 8.

New Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS 137. SFAS No. 133 defines derivatives, requires that derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. This statement is effective for Circle beginning in 2001. Circle has not assessed the impact of this new statement.

Reclassifications - Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.

Note 2 - Special Charges

During the quarter ended September 30, 1998, Circle recorded special charges of $10.7 million related to merger integration costs for Alrod International, Inc. (Alrod), the write-off of certain receivables at Circle Trade Services Ltd.
(CTSL), certain charges related to Latin America operations, facility consolidation, the write-down of information technology assets and employee severance costs. These charges were recorded in operating, selling and administrative expenses. As of December 31, 1998, $6.0 million had been utilized and $4.7 million was included in other liabilities. As of December 31, 1999, $9.0 million has been utilized and $1.7 million is included in other liabilities.

Note 3 - Acquisitions

In August 1998, Circle acquired 100% of the outstanding shares of Alrod, a privately owned international freight forwarding and customs brokerage company based on the West Coast of the U.S. In connection with the acquisition, Circle issued 770,642 shares of common stock in exchange for all of the outstanding stock of Alrod. The total purchase consideration was $21.0 million, of which $1.0 million continues to be held in escrow subject to the resolution of certain pre-acquisition contingencies. The acquisition was accounted for as a pooling of interests.

Summarized results of operations of the separate companies prior to the combination are as follows (in thousands):

                           6 Months Ended   Years ended
                              June 30,      December 31,
                                1998            1997
                            -----------     -----------
Net revenues:
      Circle                 $ 134,166       $ 262,753
      Alrod                      7,412          15,291
                            -----------     -----------
      Combined               $ 141,578       $ 278,044
                            ===========     ===========

Net income:
      Circle                  $ 13,043        $ 25,871
      Alrod                        259             461
                            -----------     -----------
      Combined                $ 13,302        $ 26,332
                            ===========     ===========

During 1998, Circle also acquired interests in other transportation and logistics providers located primarily in Singapore and the United Kingdom. In connection with these acquisitions, the seller retained a minority interest, for which Circle has buyout options. These acquisitions were accounted for using the purchase method. The aggregate purchase price for these acquisitions, net of cash acquired, was $13.2 million, resulting in $9.8 million of goodwill that is being amortized over estimated useful lives of up to 20 years.

During 1997, Circle acquired the assets of various freight forwarders and customs brokers for an aggregate purchase price of $4.9 million, including $0.8 million in Circle's common stock. These acquisitions were accounted for using the purchase method. In connection with these acquisitions, Circle recorded $3.4 million of goodwill, which is being amortized over estimated useful lives of up to 20 years.

If all of the purchase method acquisitions in 1998 and 1997 occurred on January 1 of the respective years, the effect on revenues and net income would have been immaterial. The results of these acquisitions are included in Circle's results as of the date of the acquisitions.

Note 4 - Equity Securities

Management has designated equity securities as available for sale. Changes in the fair value of available for sale securities, net of deferred taxes, are excluded from income and presented in the stockholders' equity section of the balance sheet under the caption "Accumulated other comprehensive loss." In 1998 and 1997, Circle sold debt and equity securities and realized losses of $13,000 and $20,000, respectively. Total unrealized losses on equity securities as of December 31, 1999, 1998 and 1997 were immaterial.

During the fourth quarter of 1999, Circle sold approximately 30% of its investment in the equity securities of Equant N.V., an international data network service provider, for net proceeds and a pre-tax gain of approximately $4.5 million and an after-tax gain of approximately $2.7 million or $.16 per diluted share. The pre-tax gain is recorded as Other, net in the Consolidated Income Statements. The remaining shares are held in a trust, are not currently marketable and have a zero cost basis. No other gains or losses on the sale of equity securities occurred during 1999.

Note 5 - Borrowings

Included in the $7.8 million notes payable to banks are $5.9 million of overnight borrowing at 6.5%.

Long-term notes payable included commercial paper of $25.0 million and $14.0 million at December 31, 1999 and 1998. The commercial paper is supported by a $40.0 million backup facility line of credit which expires on June 30, 2000, at which time Circle can convert any outstanding borrowings into a one-year term loan. The backup facility line of credit requires Circle to comply with certain financial covenants. Although the commercial paper is issued on a short-term basis, it is classified as long-term because Circle intends to reissue such paper as it matures and has the ability to refinance on a long-term basis. At December 31, 1999 and 1998, the weighted average interest rate of outstanding commercial paper was 6.5% and 5.6%, respectively.

At December 31, 1999 and 1998, Circle had long-term notes payable of approximately $7.2 million and $7.6 million, respectively (excluding current portion and commercial paper), with a weighted average interest rate of 5.8% and 6.0%, respectively. These notes are secured by real property.

Principal payments on long-term notes that mature in 2000 amounting to $1.9 million are classified as notes payable to banks. Principal payments for 2001 through 2004 are approximately $1.1 million, $0.4 million, $0.1 million and $0.1 million, respectively. Principal repayments thereafter are approximately $5.5 million. At December 31, 1999, Circle had unused borrowing capacity from its commercial paper program and lines of credit totaling $19 million.

Note 6 - Lease Commitments

At December 31, 1999, commitments on capital leases and long-term operating leases with remaining terms greater than one year require the following minimum annual payment obligations (in thousands):

                                   Capital     Operating
                                    Lease        Leases
                                  ---------    ----------
2000                               $   608     $  22,530
2001                                   608        15,581
2002                                   608        11,967
2003                                   608         9,494
2004                                   608         8,399
2005 and thereafter                  1,823        56,207
                                  ---------    ----------
Total minimum lease payments         4,863     $ 124,178
                                               ==========
Less amounts representing interest  (1,131)
                                  ---------
Present value of net minimum
   lease payments                    3,732
Less current obligations              (363)
                                  ---------
Long-term obligations              $ 3,369
                                  =========

The carrying value of property held under the capital lease was $4.4 million at December 31, 1999, and the accumulated amortization was $0.5 million. Rental expense under operating leases was $21.6 million in 1999, $18.8 million in 1998 and $17.2 million in 1997, net of rents from subleases of $1.6 million, $3.2 million and $1.0 million, respectively. Total rental expense (including leases on equipment) was $24.1 million in 1999, $22.3 million in 1998 and $19.1 million in 1997.

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

Circle will be entitled to redeem the Rights at .01 cents per Right at any time before a 20% position (or such lesser percentage as has been set with respect to a specific person) has been acquired. Until the Rights become exercisable, Rights certificates will not be sent to stockholders and the Rights will automatically trade with the common stock.

Employee Stock Purchase Plan

In May 1999, Circle adopted an Employee Stock Purchases Plan in order to provide eligible employees of Circle and its participating subsidiaries (including subsidiaries based outside the United States) with the opportunity to purchase common stock through payroll deductions. The employees may purchase Circle stock during a six-month accumulation period at 85% of the lower of (1) the average of the stock's market value on the three consecutive trading days ending with the first day of the accumulation period, or (2) the average of the stock's market value on the three consecutive trading days ending with last day of the accumulation period. However, if the average is lower than the stock's market value on the first day or last day of the accumulation period, the stock's market value on the applicable day shall govern. A maximum of 250,000 shares are authorized for employee purchase under this plan. On January 10, 2000, Circle issued 17,495 shares at an average price of $18.81 per share for the July 1, 1999 to December 31, 1999 accumulation period.

Stock Option Plans

The 1982 Stock Option Plan and the 1990 Stock Option Plan provide for the granting of non-qualified or incentive stock options to officers and key employees for a maximum of 956,250 common shares at not less than fair market value on the date of grant. The Human Resources, Compensation and Nominating Committee of the Board of Directors determine the exercise periods for the options. Under these plans, Stock Options are generally issued with the restriction that no option may be exercised before three years from date of grant nor later than eight years from date of grant.

The 1994 Omnibus Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, performance unit awards and performance share awards to key employees and consultants of Circle and its subsidiaries. The plan was originally authorized for a maximum of 2,000,000 common shares, and was amended in May 1998 to increase the maximum to 2,500,000 common shares. Stock options under this plan are generally issued at an option price at not less than fair market value on the date of grant. (To date, no incentive or non-qualifying stock options have been granted below fair market value.) Stock options under this plan are generally issued with the restriction that no option may be exercised before one year from the date of grant nor later than ten years from the date of grant.

The 1999 Stock Option Plan permits the grant of Nonqualified Stock Options in order to promote the success, and enhance the value, of Circle by linking the personal interests of Participants to those of Circle shareholders, and by providing Participants with an incentive for outstanding performance. The plan was authorized for a maximum of 125,000 common shares. Stock options under this plan are generally issued at an option price at not less than fair market value on the date of grant. (To date, no incentive or non-qualifying stock options have been granted below fair market value.) Stock options under this plan are generally issued with the restriction that no option may be exercised before one year from the date of grant nor later than ten years from the date of grant.

A summary of stock option transactions for each of the three years ended December 31, 1999, follows:

                                           Shares            Weighted Average
                                        Under Option          Exercise Price
                                        ------------          --------------
Outstanding at December 31, 1996          1,401,842               $16.60
      Granted                               422,950                23.29
      Exercised                            (283,590)               15.40
      Canceled                             (143,923)               16.73
                                          ----------
Outstanding at December 31, 1997          1,397,279                18.93
      Granted                               796,250                23.95
      Exercised                            (113,399)               15.95
      Canceled                             (266,700)               25.58
                                          ----------
Outstanding at December 31, 1998          1,813,430                20.64
      Granted                               343,653                18.58
      Exercised                            (287,007)               15.42
      Canceled                             (206,589)               20.75
                                          ----------
Outstanding at December 31, 1999          1,663,487               $21.03
                                          ==========

                                                  December 31,
                                          1999         1998        1997
                                          ----         ----        ----
Options available for grant             583,662      844,903     841,718
Options exercisable                     785,278      730,974     441,567
Weighted average fair value of options
      granted during the year            $ 6.35       $ 7.20      $ 8.37


The following table summarizes information about stock options outstanding at December 31, 1999:

                          OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                    ----------------------------------  ------------------------
                                 Weighted      Weighted                Weighted
   Range of                       Average      Average                  Average
 Exercisable         Number      Remaining     Exercise      Number    Exercise
    Prices         of Shares  Life (in years)   Price      of Shares     Price
---------------   ----------- --------------- ---------   ----------   ---------
$12.75 - 17.19      421,640        6.76        $ 16.11      147,270     $ 15.16
 17.25 - 20.75      334,249        4.06          18.66      252,525       18.35
 21.00 - 22.75      383,849        6.38          21.93      144,032       22.08
 22.94 - 26.63      435,149        6.15          25.56      219,299       25.89
 26.75 - 27.50       88,600        6.30          27.28       22,152       27.28
                  ----------                              ---------
$12.75 - 27.50    1,663,487        5.95        $ 21.03      785,278     $ 20.79
                  ==========                              =========

SFAS No. 123 Pro Forma Disclosures

Circle applies APB No. 25 and related interpretations in accounting for its Stock Options Plan described above. Accordingly, since all options are granted at fair market value, no compensation cost has been recognized for its options granted. Had compensation cost for Circle's stock option plans been determined based on the fair value at the grant dates of the stock options, consistent with the method suggested in SFAS No. 123, "Accounting for Stock Based Compensation", Circle's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

                                    Year ended December 31,
                                 1999          1998         1997
                                 ----          ----         ----

Net Income:   As Reported     $ 23,212      $ 18,515     $ 26,332
              Pro Forma         21,454        16,674       25,142

Net Income per share:
      Basic - As Reported     $  1.35       $  1.09      $  1.57
              Pro Forma          1.25          0.98         1.49

    Diluted - As Reported     $  1.34       $  1.07      $  1.53
              Pro Forma          1.24          0.97         1.46

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model which requires subjective assumptions such as future stock price volatility and expected time to exercise. These assumptions greatly affect the calculated values. Circle's calculations are based on a multiple option valuation approach and cancellations are estimated based on a historical pattern. However, in accordance with SFAS No. 123, the impact of outstanding unvested stock options granted prior to 1995 has been excluded from the pro forma calculation. The 1997, 1998 and 1999 pro forma adjustments are not indicative of future period pro forma adjustments. The following weighted-average assumptions were used:

                                            Year Ended December 31,
                                       1999         1998         1997
                                       ----         ----         ----
Expected dividend yield                1.10%        1.00%        1.00%
Expected volatility                      46%          43%          37%
Risk-free interest rate                5.84%        4.67%        5.62%
Expected lives (years from vesting)     0.7          0.5          0.7

Note 9 - Taxes on Income

Taxes on income include the following (in thousands):

                           1999         1998         1997
                        ---------    ---------    ---------

Federal:   Current      $  2,782     $  2,711     $   (637)
           Deferred       (1,910)       1,199        6,535

State:     Current           817          426        1,370
           Deferred          -            481         (363)

Foreign:   Current        11,787        7,830        7,315
           Deferred         (133)         283          358
                        ---------    ---------    ---------
Total                   $ 13,343     $ 12,930     $ 14,578
                        =========    =========    =========

Significant components of Circle's net deferred tax liability are as follows (in thousands):

                                               1999            1998
                                             --------        --------
Deferred tax liabilities:
Undistributed earnings of subsidiaries       $ 9,043         $ 9,459
Accelerated depreciation                       4,693           5,025
Gain on sale of property                       2,680           2,533
Incentive compensation                             -              16
Investment in subsidiary                         273             273
                                             --------        --------
                                             $16,689         $17,306
                                             ========        ========
Deferred tax assets:
Bad debts                                    $ 1,774         $ 1,292
Vacation pay                                     930             836
Incentive compensation                            75             -
Insurance claims reserves                        979             523
Other                                            329             313
                                             --------        --------
                                             $ 4,087         $ 2,964
                                             --------        --------
Net deferred tax liability                   $12,602         $14,342
                                             ========        ========

Taxes on income were different than the amount computed by applying the statutory income tax rate. Such differences are summarized as follows (in thousands):

                                                    1999       1998       1997
                                                 ---------  ---------  ---------
Income before taxes                              $ 36,555   $ 31,445   $ 40,910

Tax computed at 35% statutory rate                 12,794     11,006     14,319
Increases (decreases) resulting from:
    Foreign taxes lower than federal rate          (1,495)    (1,347)    (1,184)
    Non-deductible items                            1,643      2,273      1,212
    State taxes on income,
       net of federal income tax effect               531        590        654
    Deferred tax adjustment for foreign earnings   (1,800)       -          -
    Accrual adjustments                             1,415        413       (661)
    Other                                             255         (5)       238
                                                 ---------  ---------  ---------
    Total                                        $ 13,343   $ 12,930   $ 14,578
                                                 =========  =========  =========

Taxes on income include deferred income taxes on undistributed earnings (not considered permanently invested) of consolidated subsidiaries, net of applicable foreign tax credits. At December 31, 1999, cumulative earnings of consolidated foreign subsidiaries designated as permanently invested were approximately $15.6 million. Deferred income taxes are not provided on permanently invested earnings.

Sources of pretax income are summarized as follows (in thousands):

                    1999          1998         1997
                  ---------     ---------    ---------
Domestic          $  9,456      $  7,790     $ 18,944
Foreign             27,099        23,655       21,966
                  ---------     ---------    ---------

Total             $ 36,555      $ 31,445     $ 40,910
                  =========     =========    =========

Note 10 - Other Income-Net

Other income-net includes the following (in thousands):

                                  1999           1998           1997
                               ---------      ---------      ---------
Interest income                 $ 2,682        $ 4,416        $ 4,163
Interest expense                 (2,986)        (1,941)        (2,938)
Income from affiliates, net       3,922          3,853          5,785
Gains on sales of assets            815            257            633
Gains (losses) on sales of
   equity securities              4,519            (13)           (20)
Minority interests               (1,092)          (928)        (1,286)
Net foreign exchange gains        1,151          1,365          2,162
Other                               331            607             38
                               ---------      ---------      ---------
Total                           $ 9,342        $ 7,616        $ 8,537
                               =========      =========      =========


Note 11 - Investments in Unconsolidated Affiliates

Investments in net assets of affiliated companies amounted to $48.2 million and $43.0 million at December 31, 1999 and 1998, respectively. This includes Circle's 40% investment in TDS Logistics Inc. (TDS) of $40.8 million and $38.0 million as of December 31, 1999 and 1998, respectively. TDS is primarily involved in providing specialty packaging and services for automotive exports. The TDS investment balance includes the excess of purchase price over net assets of $25.6 million and $26.4 million as of December 31, 1999 and 1998, respectively, which is being amortized over 37 years. The results of operations and financial position of TDS are summarized below (in thousands):

Condensed Income Statement Information for the year ended December 31:
                                          1999           1998          1997
                                        ---------      ---------     ---------
Revenue                                 $ 63,486       $ 77,521      $ 95,981
Income from operations                    13,884         15,348        23,929
Net income                                 8,947          8,682        12,983

Condensed Balance Sheet Information:
                                              December 31,
                                          1999           1998
                                        ---------      ---------
Current assets                          $ 15,881       $ 15,815
Non-current assets                        33,134         31,626
Current liabilities                        9,402          8,807
Non-current liabilities                      439          9,613
Stockholders' equity                      39,174         29,021


Note 12 - Employee Benefit Plans

Circle has a 401(k) Savings Plan in the U.S. under which employees generally may contribute up to 15% of compensation to the plan. For every dollar contributed to the plan, Circle will match 50 cents, up to a maximum of 6% of the employee's compensation. Circle's contributions for the years ended December 31, 1999, 1998 and 1997 were $1.2 million, $1.0 million and $0.9 million, respectively. Circle's contributions vest over a four year period. Circle has various other employee benefit plans outside of the U.S.

Note 13 - Related Party Transaction

In April 1999, Circle sold a 49% interest in its subsidiaries in Spain and Portugal to a Director and Former Chief Executive Officer for $1.3 million. The purchase price was paid one-third at closing and the balance will be in equal installments in October 2000 and April 2002 with interest at 6%. Under the terms of the agreement, the buyer has the right to require Circle to purchase his interest at the then fair value. Circle also has the right to purchase his interest after December 31, 2005. Circle deferred the recognition of the gain of the sale of $866,000 and has recorded this amount in minority interest.

Note 14 - Business Segment Information

Circle's reportable segments are geographic segments that offer similar products and services. They are managed separately because each segment requires close customer contact and each segment is affected by similar economic conditions. Certain information regarding Circle's operations by region is summarized below (in thousands):

                                                Europe &      Asia &
                                                 Middle       South                     Elimi-      Consoli-
                                   Americas       East       Pacific     Corporate     nations       dated
                                  ----------   ----------   ----------   ----------  -----------   ----------
                                                                (in thousands)

Year ended December 31, 1999:
Total revenue                     $ 364,087    $ 197,620    $ 279,642    $     -     $  (27,272)   $ 814,077
Transfers between regions            (8,362)      (8,031)     (10,879)         -         27,272          -
                                  ----------   ----------   ----------   ----------  -----------   ----------
Revenues from customers           $ 355,725    $ 189,589    $ 268,763    $     -     $      -      $ 814,077
                                  ==========   ==========   ==========   ==========  ===========   ==========
Net revenue                       $ 164,964    $  92,006    $  75,022    $     -     $      -      $ 331,992
                                  ==========   ==========   ==========   ==========  ===========   ==========
Income (loss) from operations      $ 22,486    $  14,414    $  18,043    $ (27,730)  $      -      $  27,213
                                  ==========   ==========   ==========   ==========  ===========   ==========
Identifiable assets               $ 211,222    $ 150,432    $ 140,070    $  60,960   $  (17,292)   $ 545,392
                                  ==========   ==========   ==========   ==========  ===========   ==========


Year ended December 31, 1998:
Total revenue                     $ 390,877    $ 167,173    $ 197,330    $     -     $  (17,702)   $ 737,678
Transfers between regions            (6,492)      (3,935)      (7,275)         -         17,702          -
                                  ----------   ----------   ----------   ----------  -----------   ----------
Revenues from customers           $ 384,385    $ 163,238    $ 190,055    $     -     $      -      $ 737,678
                                  ==========   ==========   ==========   ==========  ===========   ==========
Net revenue                       $ 161,095    $  81,361    $  59,224    $     -     $      -      $ 301,680
                                  ==========   ==========   ==========   ==========  ===========   ==========
Income (loss) from operations      $ 24,541    $  12,268    $  9,809     $ (22,789)  $      -      $  23,829
                                  ==========   ==========   ==========   ==========  ===========   ==========
Identifiable assets               $ 191,021    $ 139,300    $ 153,311    $ 118,358   $ (108,261)   $ 493,729
                                  ==========   ==========   ==========   ==========  ===========   ==========


Year ended December 31, 1997:
Total revenue                     $ 422,151    $ 147,628    $ 167,053    $     -     $  (19,843)   $ 716,989
Transfers between regions            (7,442)      (3,613)      (8,788)         -         19,843          -
                                  ----------   ----------   ----------   ----------  -----------   ----------
Revenues from customers           $ 414,709    $ 144,015    $ 158,265    $     -     $      -      $ 716,989
                                  ==========   ==========   ==========   ==========  ===========   ==========
Net revenue                       $ 159,055    $  71,065    $  47,924    $     -     $      -      $ 278,044
                                  ==========   ==========   ==========   ==========  ===========   ==========
Income (loss) from operations      $ 32,037    $  10,408    $   9,169    $ (19,241)  $      -      $  32,373
                                  ==========   ==========   ==========   ==========  ===========   ==========
Identifiable assets               $ 214,520    $ 117,432    $ 102,098    $ 123,914   $ (123,565)   $ 434,399
                                  ==========   ==========   ==========   ==========  ===========   ==========

Revenue from transfers between regions represents approximate amounts that would be charged if the services were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue.

     Circle is domiciled in the U.S. The U.S. had revenues from external customers of $329 million in 1999, $356 million in 1998, and $382 million in 1997. The U.S. had long lived assets of $57 million and $41 million at the end of 1999 and 1998, respectively.

The following tables show the approximate amounts of revenue and net revenue attributable to Circle's principal services during each of the three years in the period ended December 31, 1999 (in thousands):

                                      Year Ended December 31,
                                 1999            1998            1997
                              ----------      ----------      ----------
Revenue:
Air freight forwarding        $ 528,698       $ 482,701       $ 471,563
Ocean freight forwarding        130,478         111,938         111,200
Customs brokerage and other     154,901         143,039         134,226
                              ----------      ----------      ----------
   Total                      $ 814,077       $ 737,678       $ 716,989
                              ==========      ==========      ==========


Net Revenue:
Air freight forwarding        $ 130,065       $ 118,170       $ 106,210
Ocean freight forwarding        47,026           40,471          37,608
Customs brokerage and other    154,901          143,039         134,226
                              ----------      ----------      ----------
   Total                      $ 331,992       $ 301,680       $ 278,044
                              ==========      ==========      ==========

Note 15 - Quarterly Data (unaudited)

(in thousands, except per share amounts)
                                           Net     Net Income (Loss)
                                Net      Income        per share       Dividends
                   Revenue    Revenue    (Loss)    Basic     Diluted   per share
                   --------   --------  --------  -------------------  ---------
1999 Quarters
   4th Quarter    $ 231,046   $ 90,793  $ 9,757     $ 0.56     $ 0.56   $ 0.135
   3rd Quarter      204,963     83,582    6,760       0.39       0.39       -
   2nd Quarter      195,215     81,451    4,820       0.28       0.28     0.135
   1st Quarter      182,853     76,166    1,875       0.11       0.11       -


1998 Quarters
   4th Quarter    $ 206,706   $ 82,517  $ 5,757     $ 0.34     $ 0.34   $ 0.135
   3rd Quarter*     190,799     77,585     (544)     (0.03)     (0.03)      -
   2nd Quarter      174,760     73,005    7,857       0.46       0.45     0.135
   1st Quarter      165,413     68,573    5,445       0.32       0.31       -

* Net loss includes special charges of $8.1 million, ($0.47 per diluted share).

Independent Auditors' Report

The Board of Directors and Stockholders of Circle International Group, Inc.:

We have audited the accompanying consolidated balance sheets of Circle International Group, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated income statements, statements of stockholders' equity and statements of cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circle International Group, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.





/S/ DELOITTE & TOUCHE LLP
San Francisco, California
March 29, 2000

                              EMPLOYMENT AGREEMENT


     THIS EMPLOYMENT AGREEMENT ("Agreement") is entered into between Steve Russell (the "Employee" or "Shareholder") and Circle International Group, Inc. ("Circle " or "Purchaser") and Alrod International, Inc. ("Alrod" or "Employer").


     WHEREAS, Circle contracted with the Shareholder for the sale of Shareholder's stock in Alrod and in connection with such sale Circle wishes Alrod to employ Employee under the terms and conditions set forth below, Alrod wishes to employ Employee under such conditions, and Employee wishes to accept employment under the terms and conditions set forth below;


     NOW, THEREFORE, for and in consideration of the above stated premises, and the mutual promises and agreements set forth herein, the parties agree as follows:


     1.   Terms and Duties.
          ----------------

          (a) Term of Employment The employment of Employee under this Agreement shall be for five (5) years and is terminable as more particularly set forth in Paragraph 2. Before the end of the third year of Employee's employment, either Employee or Employer may notify the other upon sixty (60) days written notice of termination of the Agreement for any reason. Renewal of the agreement will be reviewed sixty (60) days before the five (5) year expiration and will be subject to the mutual agreement of Employee and Employer.

          (b) Location. Employee's location of employment shall be in the San Francisco Bay Area. Employee's location of employment may be changed only upon the mutual consent of Employee and Employer.


          (c) Position and Primary Responsibility. Employee shall serve in the position of Executive Vice President, Alrod and Senior Vice President, Circle International, Inc.. In such capacity, he shall be responsible for all areas reasonably requested by the Chief Executive Officer, North America. Employee's responsibilities and objectives are detailed in Exhibit A attached hereto.

          (d) Exclusivity. During the employment term, Employee shall devote his full time, attention, energies, and best efforts exclusively to the performance of his duties for and on behalf of Employer.

     2.   Termination.
          -----------

          (a)  Immediate  Termination  of  Employment  by Employer. Employer may
              ---------------------------------------------------
immediately terminate this Employment Agreement at any time under the following conditions:

               (i) Upon the Employee's death or incapacity. In such case, Employee's compensation shall be calculated through the last day of the month in which said death or incapacity occurred, and paid to Employee, his heirs or estate;

                  (ii)  The  conviction  of  any  felony  or  of  a  misdemeanor involving fraud or dishonesty, and/or the commission or omission of acts deemed to be fraudulent or materially dishonest. In such case, compensation shall be calculated through the last day actually worked by Employee.

          (b)  Termination  of  Employment  for Cause.  Employer  may  terminate
               --------------------------------------
Employee's employment for cause, which shall include, without limitation, a breach of any of the material terms of this Agreement, a material and repeated failure to follow either general corporate policies or the reasonable instructions of the Board of Directors of Employer or of the Chief Operating Officer, North America, a material failure to substantially perform Employee's duties, a material conflict of interest, or fraud or dishonesty. Employee shall be given reasonable notice of any of the grounds for termination of employment for cause, and shall be given the opportunity to discuss and address such notice with the Chief Executive Officer of Circle.

          (c)  Termination  of  Employment   Without  Cause.  In  the  event  of
               --------------------------------------------
termination without cause, Employee's sole remedy shall be an entitlement to receive his then base monthly salary throughout the remaining term of this Agreement. During which time Employee shall accept no other employment without the consent of Employer, which consent shall not be unreasonably withheld. Any amounts received from a subsequent employer shall be in mitigation of Employer's responsibilities to make payment hereunder, and shall be offset against amounts due by Employer.

     3.   Compensation.  Employee  shall be provided the following  compensation
          ------------
for his services to Employer:


          (a)  Base Salary.  Employee  shall receive a base salary of $14,500.00
               -----------
per month.

          (b)  Bonus.  Employee's bonus shall be governed by the standard Circle
               -----
incentive plan in effect for key employees.


          (c)  Payment.  All compensation to Employee hereunder shall be paid in
               -------
accordance with all relevant Employer directives, rules, and regulations and cost accounting policies in effect from time-to-time and shall be subject to all applicable employment and withholding taxes.

     4.   Other Employment Benefits.
          -------------------------

     Employer's insurance and benefit plans will be available to Employee and his dependents on the same basis as it is currently provided to comparably situated employees.

     Employee will accrue each year three-weeks of paid vacation. All vacation accrued for Employee on the books of Alrod will be carried on the books of Alrod.

     Employee also will be entitled to participate in the Employer's 401-K plan, executive deferred compensation plan, and other plans offered to comparably situated employees.

     Employee will be entitled to maintain the automobile, which the Employer currently leases on behalf of the Employee, during the term of this Agreement. All expenses associated with the personal use of the automobile will be paid by Employee. Following expiration of the current automobile lease, the Employer shall have no further obligation to lease an automobile for Employee, but shall pay Employee a $700 monthly automobile allowance.

     5.   Business  Interests.  This  Agreement  is  ancillary  to the  sale  of
          -------------------
Shareholder's stock in Alrod covered in a separate written agreement hereinafter referred to as the "Purchase and Sale Agreement." The date of the execution of the Purchase and Sale Agreement is the "Closing Date" referred to hereafter. In connection with the purchase and sale of Shareholder's stock in Alrod, Circle is acquiring an interest in Alrod's' trade secrets, confidential information, proprietary information and goodwill. Employee is being employed pursuant to agreements made in the purchase and sale of Shareholder's stock in Alrod. The following are the parties' agreements concerning legitimate protectable "Business Interests" of Circle and Alrod:

          (a)  Trade Secrets. Alrod and Circle agree that Employee will be given
               -------------
access to and allowed to become familiar with trade secrets of Alrod and Circle to the extent applicable to Employee's position. Employee agrees that Employee will preserve the value of these trade secrets for Alrod and Circle and will only use them as required in the ordinary course of Employee's employment for the exclusive benefit of Alrod and Circle.

          (b)  Confidential  Information.  Alrod and Circle agree that they will
               -------------------------
provide Employee with access to Confidential Information applicable to Employee's position. The parties agree that, for purposes of this Agreement, "Confidential Information" is any information that has been or will be acquired by the Employee in the course and scope of his activities for Employer that is designated by Alrod or Circle as "confidential" or that they indicate through their policies, procedures or other instructions should not be disclosed to a third party except through controlled means regardless whether it qualifies as a trade secret or not. The disclosure of Confidential Information to customers or vendors for legitimate business purposes and the availability of the Confidential Information to others outside of Alrod or Circle through independent investigation and effort will not remove it from protected status under this Agreement if Employee acquired the Confidential Information while employed with Employer or in connection with the Purchase and Sale Agreement. Employee agrees to use such Confidential Information for the exclusive benefit of Circle and Alrod and will not (during employment or thereafter), directly or indirectly, use Confidential Information for any other purpose. General examples of covered Confidential Information are as follows: customer pricing, the names and phone numbers of customer contacts, customer contracts, information and communication systems, the menus of services provided to the customers, and the transaction files maintained by Employer on its customers.

          (c)  Proprietary  Information.  Alrod and Circle  agree that  Employee
               ------------------------
will be allowed to use proprietary information and materials applicable to Employee's position. Proprietary information includes trade secrets, confidential information, and other information or materials such as books, drawings, notes, plans, research, and other items compiled or created at the expense of Circle or Alrod or through the labor of their employees. Employee agrees to use this proprietary information and material for the exclusive benefit of Circle and Alrod.

          (d)  Goodwill.  Employer agrees to provide Employee with compensation,
               --------
confidential information, contact with customers, contractors, vendors and co-workers, and other assistance in developing a working relationship with the business associates of Circle and Alrod in order to help Employee develop goodwill for the benefit of Circle and Alrod, to the extent applicable to Employee's position. Employee agrees to use the goodwill developed with these customers, contractors, vendors and co-workers for the exclusive benefit of Circle and Alrod.

          (e)  Business Opportunities. Circle and Alrod agree that Employee will
               ----------------------
be placed in a position to have knowledge of special confidences, business opportunities and strategies of Circle and Alrod. Employee agrees to inform Circle and Alrod of any potential business opportunities or ventures that Employee learns of during the term of this Agreement irrespective of how or when the knowledge is acquired if the opportunity relates to the type of business Employer is engaged in or is considering engaging in. Employee also agrees not to pursue independently, divert away, or inform any other person or entity of such opportunities without first getting verification from Employer that it does not intend to pursue the opportunity.

     6.   Protective Covenants. Employee agrees that the following covenants are
          --------------------
reasonable and necessary protective covenants for the protection of the Business Interests identified above and do not unreasonably impede Employee's ability to earn a living:

          (a)  Restrictions  on Diverting  Employees.  Employee  covenants  that
               -------------------------------------
until the later of (a) ten years from the Closing Date, or (b) five years from the date of termination of such Employee's employment with Employer or its affiliates for any reason whatsoever, Employee will not, either directly or indirectly, call on, solicit, or induce any of the other employees or officers of Alrod or Circle that Employee had contact with, knowledge of, or association with in the course of employment with Employer to terminate their association with Alrod or Circle.

          (b)  Restrictions  on  Diverting  Vendors  or  Contractors.   Employee
               -----------------------------------------------------
covenants that until the later of (a) ten years from the Closing Date, or (b) five years from the date of termination of such Employee's employment with Employer or its affiliates for any reason whatsoever Employee will not, either directly or indirectly, call on, solicit, or induce any of the vendors or contractors of Alrod or Circle that Employee had contact with, knowledge of, or association with in the course of employment with Employer to terminate their association with Alrod or Circle.

          (c)  Restrictions on Soliciting Customers.  Until the later of (a) ten
               ------------------------------------
years from the Closing Date, or (b) five years from the date of termination of such Employee's employment with Employer or its affiliates for any reason whatsoever, Employee will not call on, service, or solicit competing business from Customers of Alrod or Circle that Employee had (i) contact with or (ii) access to information and files about within the previous twenty-four (24) months. These restrictions are limited, by geography, to the specific places, addresses, or locations where a covered customer is present and available for solicitation or servicing.

          (d)  Noncompetition.  Employee  agrees that until the later of (a) ten
               --------------
years from the Closing Date, or (b) five years from the date of termination of such Employee's employment with Employer or its affiliates for any reason whatsoever, he will not directly or indirectly, either through any form of ownership or as a director, officer, principal, agent, employee, employer, adviser, consultant, Employee, partner or in any other individual or representative capacity whatsoever, either for his own behalf or for the benefit of any other person, firm, corporation, governmental or private entity, or any other entity of whatever kind, compete with Alrod or Circle or their affiliates in the customs brokerage, freight forwarding and/or warehouse and distribution business California or Tijuana, Mexico.

          (e)  Survival of  Covenants.  Each  covenant of Employee  set forth in
               ----------------------
Paragraph 6 hereof shall survive the termination of Employee's employment. The existence of any claim or cause of action by Employee against Alrod or Circle, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement of Paragraph 6's covenants. In the event Employee violates the restrictions of Paragraph 6 and an enforcement remedy is necessary under Paragraph 6(f), the restricted time periods provided for in Paragraph 6 shall be calculated from the date enforcement is ordered and complied with by Employee so as to give Employer the full benefit of the length of time bargained for.

          (f)  Remedies. In the event of breach or threatened breach by Employee
               --------
of any provision of Paragraph 6 hereof, Alrod or Circle shall be entitled to (i) relief by temporary restraining order, temporary injunction, and/or permanent injunction, (ii) recovery of all attorneys' fees and costs incurred by them in obtaining such relief, and (iii) any other legal and equitable relief to which they may be entitled, including any and all monetary damages. Alrod and Circle have the right to pursue partial enforcement and/or to seek declaratory relief regarding the enforceable scope of this Agreement without penalty and without waiving their right to pursue any other applicable remedy thereafter, including arbitration.

          (g)  Acknowledgement   of  Ancillary   Agreements  and  Consideration.
               ----------------------------------------------------------------
Employee acknowledges that his agreement to be bound by the protective covenants set forth in Paragraph 6 is a concurrent and material inducement for (i) all parties to enter into the ancillary terms of this Agreement (ii) for Circle to contract for the purchase and sale of Shareholder's interest in Alrod and (iii) to initiate the employment of Employee in connection with the purchase and sale of Shareholder's interest in Alrod. Without such agreements and covenants, Circle would not have entered into the Purchase and Sale Agreement and would not have agreed to pay the purchase price nor would Employer have agreed to employ Employee under the terms provided for in this Agreement.

          (h)  Continuing  Effect of Restrictions.  The agreements  described in
               ----------------------------------
Paragraphs 5 and 6 will continue in full effect throughout Employee's employment with Employer without regard to any change in compensation or other terms of the Agreement between the parties unless otherwise agreed in writing, or unless modified pursuant to Paragraph 6(i) below.

          (i)  Modifications  of  Restrictions.  Circle  or  Alrod  may  make  a
               -------------------------------
reasonable change in the restrictions in Paragraph 6 as a condition of a reassignment, promotion, or other change in duties for Employee through a written addendum. In such event, Circle or Alrod will provide Employee with fourteen (14) calendar days written notice of the change in terms to allow Employee an opportunity to object and challenge the reasonableness of the change. Employee's action in remaining employed with Employer after the notice period for the change has elapsed will be deemed a contractual acceptance of the change in terms.

     7.   Written Policies and Procedures. Employee agrees to adhere to policies
          -------------------------------
and procedures of Alrod and Circle, where not in contradiction to or superseded by this Agreement, as from time-to-time may be amended by Alrod or Circle (and called to the Employee's attention), and agrees that these policies and procedures shall be binding upon Employee. Employee acknowledges the duty to examine these policies and procedures in advance of any action in any action in any case of doubt as to the Employee's conduct, right or obligation.

     8.   Notices.  All notices,  requests,  consents,  and other communications
          -------
under this Agreement shall be in writing and shall be deemed to have been delivered on the date personally delivered or on the date deposited in a receptacle maintained by the United States Postal Service for such purpose, postage prepaid, by certified mail, return receipt requested, addressed to the address set forth on the signature page. Either party may designate a different address by providing written notice of the new address to the other party.

     8.   Severability.   If  any  provision  contained  in  this  Agreement  is
          ------------
determined to be void, illegal or unenforceable, in whole or in part, then the other provisions contained herein shall remain in full force and effect as if the provision which was determined to be void, illegal, or unenforceable had not been contained herein. The parties further expressly agree to authorize any applicable court of law to modify the protective restrictions contained in Paragraph 6 of this Agreement to the extent necessary to make them fully enforceable with such modification to include the modification or addition of any missing terms necessary to enforce the intent of the parties.

     9.   Modification  and  Integration.  This  Instrument  contains the entire
          ------------------------------
agreement of the parties concerning the obligations of the parties and any prior agreements between the parties to the contrary are replaced and extinguished. Except as provided for in Paragraph (i) above, this Agreement may not be modified, altered or amended except by written agreement of all the parties hereto.

     10.  Waiver, Notice and Opportunity to Cure. The waiver by any party hereto
          --------------------------------------
of a breach of any provision of this Agreement or a comparable agreement with another employee prohibiting unfair competition shall not operate or be construed as a waiver of any subsequent breach by any party to this Agreement. In the event Employee becomes aware of any breach of any material term of this Agreement by Circle or Alrod, Employee will give that party written notice of the alleged breach within thirty (30) days and an opportunity to cure such alleged breach within thirty (30) days. Failure to provide this notice and opportunity to cure will waive any right to assert that alleged breach as a defense to the enforcement of this Agreement by Alrod or Circle at a later time.

     11.  Arbitration.  The parties agree to arbitrate any and all disputes that
          -----------
may arise from the relationships created by this agreement including any and all contract claims, tort claims, or statutory claims pursuant to the rules of the American Arbitration Association (AAA) in San Francisco, California. One arbitrator shall be used unless otherwise agreed. Workers compensation insurance claims and unemployment compensation insurance claims will not be covered by this provision. Alrod and/or Circle may seek temporary injunctive relief for a violation of Paragraph 6 from an applicable court of law before pursuing or compelling arbitration in order to maintain the status quo pending a resolution through arbitration. One arbitrator shall be a licensed attorney and will be selected by mutual agreement or by alternative strikes from a panel of at least five (5) arbitrators provided by the AAA. Employee shall have the first strike. The arbitrator's decision will be supported by findings of fact and conclusions of law sufficient to support the decision made. The decision shall be final and binding upon the parties. The arbitrator's authority is limited to applying those rights and remedies that have been expressly authorized by applicable state and federal law. The arbitrator is authorized to order injunctive relief and other equitable remedies. The parties agree that if there is any dispute over whether the arbitrator has exceeded his authority or has otherwise rendered a decision that contradicts applicable state or federal law, the parties will agree to submit the matter to a court of law for deposition by summary judgment based on the arbitration record. In all other respects the arbitration will be conducted pursuant to the AAA Employment Dispute Resolution Rules. Each party will bear its own costs and attorney's fees.

     12.  Counterpart Execution and Headings.  This Agreement may be executed in
          ----------------------------------
two or more identical counterparts, each of which shall be deemed an original, but all of which together shall constitute but one and the same instrument.
Headings in this document are not intended to affect the content or meaning of any provisions of this Agreement and should not be construed to do so.

IN WITNESS WHEREOF, the parties have fully completed and executed this Agreement on the last date indicated below.


                                    EMPLOYEE:

                                    --------------------------------------

                                    Printed Name:
                                                 -------------------------

                                    Date:
                                         ---------------------------------

                                    Address:
                                            ------------------------------



                                    CIRCLE:

                                    --------------------------------------

                                    By:
                                       -----------------------------------

                                    Printed Name and Position:
                                                              ------------
                                    --------------------------------------


                                    Date:
                                         ---------------------------------

                                    Address:
                                            ------------------------------


                                    ALROD:


                                    By:
                                       -----------------------------------

                                    Printed Name and Position:
                                                              ------------
                                    --------------------------------------


                                    Date:
                                         ---------------------------------

                                    Address:
                                            ------------------------------

                                                                       Exhibit A
Position Description - Mr. Stephen Russell



The following is the position description for Mr. Stephen Russell


Title                Senior Vice  President,  Strategic & Business  Development,
-----
                     California Region

Location             The position  will be located at either the Alrod  facility
--------
                     or the Circle facility in South San Francisco

Effective Date       August 1, 1998,  however,  this is subject to change if the
--------------
                     proposed merger of Circle and Alrod is postponed

Compensation         As per employment agreement
----------

Reporting            This  position  will  report to the C.O.O.,  North  America
---------
                     with a strong dotted line to the C.O.O., California Region

Tasks                The tasks for this position are as follows:
-----
                    Assist with the integration of Alrod's customers into the
                         combined Circle/Alrod company
                    Managing the sales group in California
                    Developing new business for C.I.I./Alrod  California and the rest of Circle's global organization
                    Developing   strategic   opportunities   in  California  and
                         globally
                    Retention of current customers
                    The performance of other tasks and duties consistent with the position, as and when directed by the person to whom the Executive reports

EXHIBIT 21.1
LIST OF SUBSIDIARIES

The following table sets forth certain information concerning the principal subsidiaries of Circle as of December 31, 1999.

                                                    State or other
        Name                                 jurisdiction of incorporation
        ----                                 -----------------------------

Alrod International, Inc.                             California
CE Logistics (Asia) Pte. Ltd.                         Singapore
Circle Airfreight Japan, Ltd.                         California
Circle Concord International (Singapore) Pte. Ltd.    Singapore
Circle International (Argentina) S.A                  Argentina
Circle International (Espana) S.R.L.                  Spain
Circle International, Inc.                            Delaware
Circle International Asia Pacific Holdings Pte. Ltd.  Singapore
Circle International (Australia) Pty., Ltd.           Australia
Circle International Belgium N.V.                     Belgium
Circle International (Canada) Ltd.                    Canada
Circle International European Holdings, Ltd.          United Kingdom
Circle International Holdings, Inc.                   Delaware
Circle International (Hong Kong) Ltd.                 Hong Kong
Circle International Japan, Inc.                      Japan
Circle International Korea Co. Limited                Korea
Circle International Latin America Holdings S.A.      Uruguay
Circle International Limited                          United Kingdom
Circle International (Netherlands) BV                 Netherlands
Circle International (Portugal) Ltda.                 Portugal
Circle International Speditionsgesellschaft GmbH      Germany
Circle International (Sweden) AB                      Sweden
Circle Freight International (India) Pvt. Ltd.        India
Circle Freight International (Italia) S.R.L.          Italy
CFS New Zealand Ltd.                                  New Zealand
Circle Freight International Philippines Ltd., Inc.   Philippines
Circle Fretes Internacionais do Brasil Ltda.          Brazil
Circle Worldbridge International (Thailand) Ltd.      Thailand
C.I.H. (Belgium) BVBA                                 Belgium
Darrell J. Sekin & Co., Inc.                          Texas
F.J. Tytherleigh & Co. Ltd.                           United Kingdom
Harper Logistics International S.A.                   France
J.R. Michels Inc.                                     Texas
Max Gruenhut B.V.                                     Netherlands
Max Gruenhut GmbH                                     Germany
Regga Holdings Limited                                Bermuda
Regga Insurance Limited                               Bermuda

The names of certain subsidiaries have been omitted because such unnamed subsidiaries, considered in the aggregate, would not constitute a significant subsidiary as that term is defined in Regulation S-X.

EXHIBIT 23.1
INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 33-44357, No. 33-35272, No. 33-53557, No. 333-17601, No. 33-04139, No.
333-04141,   No.   333-64147,   No.   333-78747  and  No.  333-85807  of  Circle
International Group, Inc. and subsidiaries of our report dated March 29, 2000, appearing in this Annual Report on Form 10-K of Circle International Group, Inc. and subsidiaries for the year ended December 31, 1999.


/S/ DELOITTE & TOUCHE LLP
San Francisco, California
March 29, 2000