Form 10-K/A
period 1999-12-31
CIRCLE INTERNATIONAL GROUP INC /DE/
filed 2000-04-06
CIK 45674

1999
                       SECURITIES AND EXCHANGE COMMISSION

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

     The purpose of this amendment to the Form 10-K filed on March 30, 2000 is to provide corrected information that is limited to Item 8 - Financial Statements and Supplementary Data, Page F-1 "Consolidated Income Statements". One decimal of the account total related to 1999 operating, selling and administrative expenses was inadvertently omitted from page F-1 of the 1999 Form 10-K.

                CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except per share amounts)

                                                    Year ended December 31,

                                                1999         1998         1997
                                                ----         ----         ----

Revenue                                     $ 814,077    $ 737,678    $ 716,989
Freight consolidation costs                   482,085      435,998      438,945
                                            ----------   ----------   ----------

Net revenue                                   331,992      301,680      278,044

Other costs and expenses:
    Salaries and related                      173,431      158,382      147,931
    Operating, selling and administrative     131,348      119,469       97,740
                                            ----------   ----------   ----------

Total other costs and expenses                304,779      277,851      245,671
                                            ----------   ----------   ----------

Income from operations                         27,213       23,829       32,373

Other income (expense):
    Interest income (expense), net               (304)       2,475        1,225
    Income from affiliates, net                 3,922        3,853        5,785
    Other, net                                  5,724        1,288        1,527
                                            ----------   ----------   ----------

    Total other income, net                     9,342        7,616        8,537
                                            ----------   ----------   ----------

Income before taxes                            36,555       31,445       40,910

Taxes on income                                13,343       12,930       14,578
                                            ----------   ----------   ----------

Net income                                   $ 23,212     $ 18,515     $ 26,332
                                            ==========   ==========   ==========

Net income per share:
    Basic                                      $ 1.35       $ 1.09       $ 1.57
                                            ==========   ==========   ==========
    Diluted                                    $ 1.34       $ 1.07       $ 1.53
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

Date: April 5, 2000

CIRCLE INTERNATIONAL GROUP, INC.

By:  /S/ David I. Beatson
    ----------------------------------------------
     David I. Beatson
     Chairman of the Board, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 5, 2000.

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