Form 10-Q
period 2000-03-31
CIRCLE INTERNATIONAL GROUP INC /DE/
filed 2000-05-15
CIK 45674

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-8664

                [OBJECT OMITTED] Circle International Group, Inc.
             (Exact name of registrant as specified in its charter)


Delaware                                                            94-1740320
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


260 Townsend Street,
San Francisco, California                                                94107
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

At May 11, 2000, the number of shares outstanding of the registrant's Common Stock was 17,642,417.

                                TABLE OF CONTENTS



Part I.       Financial Information                                      Page

              Item 1.   Financial Statements:

                        Condensed Consolidated Income
                        Statements for the three months ended
                        March 31, 2000 and 1999                              3

                        Condensed Consolidated Balance Sheets,
                        March 31, 2000 and December 31, 1999                 4

                        Condensed Consolidated Statements of
                        Cash Flows for the three months ended
                        March 31, 2000 and 1999                              5

                        Notes to Condensed Consolidated Financial
                        Statements                                           6

              Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                           8

              Item 3.   Quantitative and Qualitative Disclosures
                        About Market Risk                                   11

Part II.      Other Information

              Item 4.   Submission of Matters to a Vote of Security Holders 11

              Item 5.   Other Information                                   11

              Item 6.   Exhibits and Reports on Form 8-K                    11

FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                    CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED INCOME STATEMENTS
                   (unaudited, in thousands, except per share amounts)


                                                          Three Months Ended
                                                              March 31,

                                                    2000             1999
Revenue                                             $ 216,161        $ 182,853
Freight consolidation costs                           131,517          106,687
                                                 --------------  --------------
Net revenue                                            84,644           76,166

Other costs and expenses:
     Salaries and related                              47,864           42,257
     Operating, selling and administrative             32,152           31,621
                                                 --------------  --------------
Total other costs and expenses                          80,016          73,878
                                                 --------------  --------------

Income from operations                                    4,628          2,288

Other income (expense):
     Interest income (expense), net                       (262)             75
     Income from affiliates, net                           386             504
     Other, net                                            230              86
                                                 --------------  --------------
     Total other income, net                               354             665
                                                 --------------  --------------

Income before taxes                                      4,982           2,953

Taxes on income                                          1,804           1,078
                                                 --------------  --------------
Net income                                             $ 3,178         $ 1,875
                                                 ==============  ==============

Net income per share
     Basic                                             $  0.18         $  0.11
                                                 ==============  ==============
     Diluted                                           $  0.18         $  0.11
                                                 ==============  ==============

Weighted average common
shares outstanding:
     Basic                                              17,515          17,109
                                                 ==============  ==============
     Diluted                                            17,708          17,164
                                                 ==============  ==============



            See Notes to Condensed Consolidated Financial Statements


                             CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEETS
                               (unaudited, in thousands, except share amounts)

                                                               March 31,          December 31,
                                                                 2000                 1999
                                                            ---------------      ---------------
                                ASSETS
Current assets:
      Cash and equivalents                                       $  58,465            $  40,347
      Short-term investments                                        10,843               14,366
      Trade receivables, less allowance for doubtful
            accounts of: 2000, $7,866; 1999, $7,835                274,189              284,504
      Other receivables                                              9,876               10,415
      Other current assets                                           8,145                8,402
                                                            ---------------      ---------------
            Total current assets                                   361,518              358,034

Property:                                                          194,757              186,807
      Less accumulated depreciation                                (86,824)             (83,953)
                                                            ---------------      ---------------
             Property, net                                         107,933              102,854

Equity securities                                                      771                  770
Investments in unconsolidated affiliates                            44,855               48,207
Goodwill, net                                                       31,527               31,166
Other assets                                                         5,700                4,361
                                                            ---------------      ---------------
Total assets                                                     $ 552,304            $ 545,392
                                                            ===============      ===============


               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable to banks                                     $   4,593            $   7,801
      Trade payables                                               187,547              187,724
      Accrued salaries and related costs                            14,364               17,008
      Dividends payable                                                -                  2,349
      Income taxes payable                                           4,942                8,161
      Other liabilities                                             25,902               27,350
                                                            ---------------      ---------------
            Total current liabilities                              237,348              250,393

Minority interests                                                   9,866                5,809
Deferred income taxes                                               12,896               12,602
Capital lease obligation                                             3,275                3,369
Long-term notes payable                                             42,591               32,244
Commitments and contingencies                                          -                    -

Stockholders' equity:
      Preferred stock, $1 par: shares authorized, 1,000,000;
            none issued                                                -                    -
      Common stock, $1 par: shares authorized, 40,000,000;
            shares issued and outstanding
            2000, 17,629,382; 1999, 17,419,001                      39,794               35,612
      Retained earnings                                            223,605              220,437
      Accumulated other comprehensive loss                         (17,071)             (15,074)
                                                            ---------------      ---------------
            Total stockholders' equity                             246,328              240,975
                                                            ---------------      ---------------
Total liabilities and stockholders' equity                       $ 552,304            $ 545,392
                                                            ===============      ===============

            See Notes to Condensed Consolidated Financial Statements

                            CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (unaudited, in thousands)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              2000                1999
                                                                         ----------------    ---------------
Operating activities:
     Net income                                                                 $  3,178           $  1,875
     Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                              4,761              3,790
        Provision for doubtful accounts                                            1,004                879
        Deferred income taxes                                                        308                 69
        Gains on sales of assets                                                    (413)               (70)
        Equity in earnings (losses) of affiliates,
             net of dividends received                                                40               (244)
        Net effect of changes in working capital                                  10,167             (3,154)
                                                                         ----------------    ---------------
Net cash provided by operating activities                                         19,045              3,145
                                                                         ----------------    ---------------
Investing activities:
     Proceeds from sales of property                                                 911                100
     Proceeds from sales of marketable equity securities                               7                500
     Net proceeds from sales of short-term investments                             4,702                524
     Capital expenditures                                                        (10,623)            (4,297)
     Acquisitions of businesses                                                   (4,172)              (117)
     Cash from newly consolidated susidiary                                        5,582                 -
                                                                         ----------------    ---------------
Net cash used in investing activities                                             (3,593)            (3,290)
                                                                         ----------------    ---------------
Financing activities:
     Issuance of long-term notes payable                                          10,346             10,439
     Repayment of short-term notes payable                                        (8,857)            (6,081)
     Dividends                                                                    (2,360)            (2,313)
     Proceeds from issuance of stock                                               3,909                 92
                                                                         ----------------    ---------------

Net cash provided by financing activities                                          3,038              2,137

Effect of exchange rate changes on cash                                             (372)            (1,276)
                                                                         ----------------    ---------------

Increase in cash and equivalents                                                  18,118                716
Cash and equivalents at beginning of period                                       40,347             44,586
                                                                         ----------------    ---------------
Cash and equivalents at end of period                                           $ 58,465           $ 45,302
                                                                         ================    ===============



            See Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Circle International Group, Inc. (Circle) 1999 Annual Report to Stockholders incorporated by reference in Circle's 1999 Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.


Note 2 - Comprehensive Income

Other comprehensive income represents foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale incurred during the respective quarters.

Circle's total comprehensive income was as follows:


                                                                           Three Months Ended
                                                                                March 31,
                                                                         2000             1999
                                                                             (in thousands)
Net Income                                                                $ 3,178          $ 1,875

Other comprehensive income (loss):
      Change in cumulative translation adjustments                         (2,001)          (2,536)
      Unrealized gains on marketable securities, net                            4               40
                                                                    ---------------   --------------
Comprehensive income (loss)                                               $ 1,181           $ (621)
                                                                    ===============   ==============


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

Note 4 - Acquisition

Effective January 1, 2000, the Company acquired an additional 1% interest in Circle Freight International (Taiwan) Ltd. and began consolidating this subsidiary and recognizing a 49% minority interest.

Note 5 - Business Segment Information

Circle's reportable segments are geographic segments that offer similar products and services. They are managed separately because each segment requires close customer contact and each segment is affected by similar economic conditions. Certain information regarding Circle's operations by region is summarized below.


(in thousands)
                                                     Europe &           Asia &                      Elimi-       Consoli-
                                       Americas     Middle East    South Pacific    Corporate       nations        dated

Three months ended March 31, 2000
Total revenue                           $ 92,604        $ 49,035        $ 82,045     $   -       $ (7,523)     $ 216,161
Transfers between regions                 (2,728)         (2,217)         (2,578)        -          7,523            -
                                   ----------------------------------------------------------------------------------------
Revenues from customers                 $ 89,876        $ 46,818        $ 79,467     $   -       $    -        $ 216,161
                                   ========================================================================================
Net revenue                             $ 43,595        $ 22,299        $ 18,750     $   -       $    -        $  84,644
                                   ========================================================================================
Income (loss) from operations           $  4,914        $  3,085        $  2,609     $ (5,980)   $    -        $   4,628
                                   ========================================================================================


Three months ended March 31, 1999
Total revenue                           $ 90,259        $ 41,212        $ 56,451     $   -       $ (5,069)     $ 182,853
Transfers between regions                 (1,214)         (1,682)         (2,173)        -          5,069            -
                                   ----------------------------------------------------------------------------------------
Revenues from customers                 $ 89,045        $ 39,530        $ 54,278     $   -       $   -         $ 182,853
                                   ========================================================================================
Net revenue                             $ 39,092        $ 19,957        $ 17,117     $   -       $   -         $  76,166
                                   ========================================================================================
Income (loss) from operations           $  5,045        $  2,461        $  2,841     $ (8,059)   $   -         $   2,288
                                   ========================================================================================

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


                                                                  Three Months Ended
                                                                       March 31,

                                                       2000                    1999
          Revenue
          Air freight forwarding                      $ 137,774   64%         $ 119,216    65%
          Ocean freight forwarding                       37,456   17%            27,396    15%
          Customs brokerage and other                    40,931   19%            36,241    20%
                                                    ------------------      ------------------
              Total                                   $ 216,161  100%         $ 182,853   100%
                                                    ==================      ==================

          Net Revenue
          Air freight forwarding                      $  32,080   38%         $  29,634    39%
          Ocean freight forwarding                       11,633   14%            10,291    13%
          Customs brokerage and other                    40,931   48%            36,241    48%
                                                    ------------------      ------------------
              Total                                   $  84,644  100%         $  76,166   100%
                                                    ==================      ==================


Three Months ended March 31, 2000 vs 1999:

Revenue for the quarter increased 18% to $216.2 million compared to $182.9 million for the same period in 1999. Net Revenue, which represents revenue less freight consolidation costs, increased 11% to $84.6 million compared to $76.2 million in 1999. Both revenue and net revenue benefited from the consolidation of the accounts of Circle Freight International (Taiwan) Ltd. ("Taiwan"), formerly an unconsolidated affiliate whose results in prior years were shown in the income from affiliates category. Revenue of $13.9 million and net revenue of $1.5 million was recognized from the consolidation of Taiwan. Overall, revenue and net revenue were both negatively impacted by depressed activity levels in January as customers utilized surplus inventory built up at the end of 1999.

Airfreight forwarding revenue increased 16% or $18.6 million over 1999 as a result of volume increases in all regions. Air freight forwarding net revenue increased 8% or $2.4 million. The amounts reported by Taiwan for the quarter for air freight forwarding revenue and net revenue were $12.3 million and $0.9 million, respectively. The overall revenue increases were offset by yield pressure associated with higher carrier costs. As a result, air freight forwarding margins declined by 1.6 percentage points, from 24.9% in the first quarter of 2000 to 23.3% as compared to the same period in 1999.

Ocean freight forwarding revenue increased 37% or $10.1 million over 1999 while ocean freight forwarding net revenue increased 13% or $1.3 million to $11.6 million for the first quarter of 2000. The increases were principally due to substantial volume increases in Asia Pacific. The ocean freight margin declined 6.5 percentage points from 37.6% for the first quarter of 1999 to 31.1% for the same period this year. This decline reflected the conversion of direct shipment to consolidation, the inclusion of Taiwan activity and yield pressures associated with higher carrier costs.

Customs brokerage and other net revenue, which includes warehousing, distribution and other logistics services increased 13% or $4.7 million. Custom brokerage revenue increased due to higher inbound activity to North America and the addition of significant national account customers in the USA. Warehousing and distribution revenue increased principally in North America and Europe as a result of expansion of warehousing facilities in 1999 and additional revenue resulting from the greater number of companies outsourcing logistics activity.

Salaries and related costs increased 13% or $5.6 million. As a percentage of net revenue, salaries and related costs were 56.5% in the first quarter of 2000 compared to 55.5% in the same period of 1999. The percentage increase is attributed to reduced activity levels in January 2000 resulting from Y2K inventory build up in 1999. Operating, selling and administrative expenses increased by 2% or $0.5 million. The operating margin improved from 3.0% to 5.5%. This was mainly due to the absence of $3.2 million of Y2K preparedness expenses incurred in the first quarter of 1999 with $2.9 million of this amount attributable to the operating, selling and administrative expense category.

Total other income, net decreased to $0.4 million in the first quarter of 2000 from $0.7 million in the first quarter of 1999. The decrease was due, in part, to a combination of a lower level of interest income resulting from reduced short-term investments that were liquidated to fuel expansion activity and higher interest expense from increased borrowings. Income from affiliates declined due to the change in reporting of Taiwan, from an unconsolidated affiliate where Circle owned 50% in prior years to a consolidated subsidiary with a minority interest of 49%. This change resulted in lower income from affiliates and higher minority interest expense, which is reported in the other, net category. For the first quarter of 1999, the income from affiliates amount attibuted to Taiwan was $0.3 million. For the first quarter of 2000, the minority interest expense attributed to Taiwan was $0.3 million. Other, net increased due to additional foreign currency transactional gains which were partially offset by the additional minority interest expense for Taiwan.

The effective income tax rate for the first quarter of 2000 decreased slightly to 36.2% compared to 36.5% for the same period in 1999. Circle's effective tax rate fluctuates due to changes in the level of pre-tax income in foreign countries that operate with different tax rates.


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

Net cash provided by operating activities was $19.0 million for the three months ended March 31, 2000 compared to $3.1 million during the same period in 1999. The increase in 2000 was primarily due to a decrease in net working capital of $10.2 million in the three months ended March 31, 2000 versus an increase in working capital of $3.2 million during the same period in 1999. The change was due to timing of receipts and disbursements.

Cash used in investing activities for the three months ended March 31, 2000 was $3.6 million compared to $3.3 million in the same period last year.
Circle incurred capital expenditures of $10.6 million during the first quarter of 2000 mainly due to information technology initiatives and general facilities expansion mainly in North America. The Company acquired cash from the acquisition of Taiwan, and made an installment payment for an acquisition completed in 1998. Circle liquidated $4.7 million of short-term investments mainly to fund the installment acquisition payment.

Cash provided by financing activities for the three months ended March 31, 2000 was $3.0 million versus $2.1 million during the same period last year. Long-term notes payable increased $10.3 million due primarily to an increase of commercial paper issued and outstanding, from $25.0 million as of December 31, 1999 to $35.0 million as of March 31, 2000. Short-term notes payable decreased $8.9 million mainly due to fluctuations in overnight loan balances used to cover daily cash positions at certain locations. The semi-annual dividend of $0.135 per share declared in December 1999 totaling $2.4 million was paid in the first quarter of 2000. Proceeds from the issuance of stock amounted to $3.9 million.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in exposure to market risk from that discussed in Circle's 1999 annual report.


II.  OTHER INFORMATION

         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      None

         ITEM 5.      OTHER INFORMATION

                      None

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                      (a)    Exhibits:

                             Exhibit 27, Financial Data Schedule, EDGAR filing only.

                      (b)    Form 8-K:

                             Circle did not file any reports on Form 8-K during the three months ended March 31, 2000.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CIRCLE INTERNATIONAL GROUP, INC.
                                   Registrant



Dated:  May 15, 2000



                                      /S/  David I. Beatson
                                           David I. Beatson, President
                                           and Chief Executive Officer




                                      /S/  Janice Kerti
                                           Janice Kerti, Senior Vice President
                                           and Chief Financial Officer