Form 10-Q
period 2000-06-30
CIRCLE INTERNATIONAL GROUP INC /DE/
filed 2000-08-08
CIK 45674

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly period ended June 30, 2000

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

At August 3, 2000, the number of shares outstanding of the registrant's Common Stock was 17,774,458.

                                 TABLE OF CONTENTS



Part I.   Financial Information                                           Page

          Item 1.   Financial Statements:

                    Condensed Consolidated Income
                    Statements for the three and six months
                    ended June 30, 2000 and 1999                            3

                    Condensed Consolidated Balance Sheets,
                    June 30, 2000 and December 31, 1999                     4

                    Condensed Consolidated Statements of
                    Cash Flows for the six months ended
                    June 30, 2000 and 1999                                  5

                    Notes to Condensed Consolidated Financial
                    Statements                                              6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                              9

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk                                      13

Part II.  Other Information

          Item 4.   Submission of Matters to a Vote of Security Holders    13

          Item 5.   Other Information                                      13

          Item 6.   Exhibits and Reports on Form 8-K                       13

I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

             CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED INCOME STATEMENTS
            (unaudited, in thousands, except per share amounts)

                                                Three Months Ended           Six Months Ended
                                                    June 30,                     June 30,

                                            -----------------------------   --------------------------
                                            2000               1999             2000           1999
Revenue                                     $ 237,040       $ 195,215         $ 453,201      $ 378,068
Freight consolidation costs                   145,896         113,764           277,413        220,451
                                            ------------   -----------       ------------   ----------

Net revenue                                    91,144          81,451           175,788        157,617

Other costs and expenses:
     Salaries and related                      47,720          42,516             95,584        84,773
     Operating, selling and administrative     33,964          33,246             66,116        64,867
                                            ------------    ----------       -------------   ----------
Total other costs and expenses                 81,684          75,762            161,700       149,640
                                            ------------    ----------       -------------   ----------
Income from operations                          9,460           5,689             14,088         7,977

Other income (expense):
     Interest income (expense), net              (405)             98               (667)          173
     Income from affiliates, net                  758           1,202              1,144         1,706
     Other, net                                   409             602                639           687
                                            ------------    -----------      -------------    ----------

     Total other income, net                      762           1,902              1,116         2,566
                                            ------------    -----------      -------------    -----------

Income before taxes                            10,222           7,591             15,204        10,543

Taxes on income                                 3,700           2,771              5,504         3,848
                                            ------------    ------------     -------------    ------------

Net income                                    $ 6,522         $ 4,820            $ 9,700       $ 6,695
                                            ============    ============     =============    ============
Net income per share
     Basic                                     $ 0.37          $ 0.28             $ 0.55        $ 0.39
                                            ============    ============     =============    =============
     Diluted                                   $ 0.37          $ 0.28             $ 0.55        $ 0.39
                                            ============    ============     =============    =============
Weighted average common
shares outstanding:
     Basic                                     17,646          17,148             17,574        17,130
                                            ============    ============     ==============   =============
     Diluted                                   17,790          17,269             17,741        17,218
                                            ============    ============     ==============   =============

Dividends declared per share                  $ 0.135         $ 0.135            $ 0.135       $ 0.135
                                            ============    ============     ==============   =============
                                            ============    ============     ==============   =============


             See Notes to Condensed Consolidated Financial Statements

                           CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (unaudited, in thousands, except share amounts)

                                                                    June 30,            December 31,
                                                                     2000                  1999
                                                                ----------------      ----------------
ASSETS
Current assets:
       Cash and equivalents                                            $ 52,490              $ 40,347
       Short-term investments                                            11,260                14,366
       Trade receivables, less allowance for doubtful
            accounts of: 2000, $7,267; 1999, $7,835                     292,369               284,504
       Other receivables                                                  9,204                10,415
       Other current assets                                               7,334                 8,402
                                                                ----------------      ----------------
            Total current assets                                        372,657               358,034

Property:                                                               195,142               186,807
       Less accumulated depreciation                                    (89,381)              (83,953)
                                                                ----------------      ----------------
            Property, net                                               105,761               102,854

Investments in unconsolidated affiliates                                 45,630                48,207
Goodwill, net                                                            31,001                31,166
Other assets                                                              6,540                 5,131
                                                                ----------------      ----------------
Total assets                                                          $ 561,589             $ 545,392
                                                                ================      ================
                                                                ================      ================

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Notes payable to banks                                           $ 1,447               $ 7,801
       Trade payables                                                   196,146               187,724
       Accrued salaries and related costs                                15,938                17,008
       Dividends payable                                                  2,389                 2,349
       Income taxes payable                                               4,028                 8,161
       Other liabilities                                                 26,999                27,350
                                                                ----------------      ----------------

            Total current liabilities                                   246,947               250,393

Minority interests                                                        9,325                 5,809
Deferred income taxes                                                    12,820                12,602
Capital lease obligation                                                  3,178                 3,369
Long-term notes payable                                                  40,257                32,244
Commitments and contingencies                                                 -                     -

Stockholders' equity:
       Preferred stock, $1 par: shares authorized, 1,000,000;
            none issued                                                       -                     -
       Common stock, $1 par: shares authorized, 40,000,000;
            shares issued and outstanding
            2000, 17,679,890; 1999, 17,419,001                           40,918                35,612
       Retained earnings                                                227,737               220,437
       Accumulated other comprehensive loss                             (19,593)              (15,074)
                                                                ----------------      ----------------
            Total stockholders' equity                                  249,062               240,975
                                                                ----------------      ----------------
Total liabilities and stockholders' equity                            $ 561,589        $      545,392
                                                                ================      ================
                                                                ================      ================


              See Notes to Condensed Consolidated Financial Statements

                 CIRCLE INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (unaudited, in thousands)


                                                                               Six Months Ended
                                                                                    June 30,
                                                                          2000                  1999
                                                                    -----------------     -----------------
Operating activities:
     Net income                                                              $ 9,700               $ 6,695
     Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                                          9,791                 7,494
        Provision for doubtful accounts                                        2,289                 1,849
        Deferred income taxes                                                    311                   420
        Gains on sales of assets                                                (797)                 (762)
        Equity in earnings of affiliates,
          net of dividends received                                           (1,154)                 (639)
        Net effect of changes in working capital                               1,914               (15,524)
                                                                    -----------------     -----------------
Net cash provided by (used in) operating activities                           22,054                  (467)
                                                                    -----------------     -----------------
Investing activities:
     Proceeds from sales of property                                           1,957                 2,399
     Proceeds from sales of marketable equity securities                           7                   500
     Net proceeds from sales (purchases)
       of short-term investments                                               4,285                  (723)
     Capital expenditures                                                    (14,861)               (9,526)
     Acquisitions of businesses                                               (4,189)               (1,878)
     Cash from newly consolidated subsidiary                                   5,582                     -
                                                                    -----------------     -----------------
Net cash used in investing activities                                         (7,219)               (9,228)
                                                                    -----------------     -----------------

Financing activities:
     Issuance of long-term notes payable                                       7,834                 5,950
     Repayment of short-term notes payable                                   (12,003)               (4,682)
     Dividends                                                                (2,360)               (2,313)
     Proceeds from issuance of stock                                           5,018                 1,022
                                                                    -----------------     -----------------
Net cash used in financing activities                                         (1,511)                  (23)
Effect of exchange rate changes on cash                                       (1,181)               (1,363)
                                                                    -----------------     -----------------
Increase (decrease) in cash and equivalents                                   12,143               (11,081)
Cash and equivalents at beginning of period                                   40,347                44,586
                                                                    -----------------     -----------------
Cash and equivalents at end of period                                       $ 52,490              $ 33,505
                                                                    =================     =================
                                                                    =================     =================


               See Notes to Condensed Consolidated Financial Statements

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)
Note 1 - General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which include normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles generally accepted in the United States of America. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Circle International Group, Inc.(Circle) 1999 Annual Report to Stockholders incorporated by reference in Circle's 1999 Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-Q. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.


Note 2 - Comprehensive Income

Other comprehensive income represents foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale incurred during the respective quarters.

Circle's total comprehensive income was as follows:

                                                                    Three Months Ended                 Six Months Ended
                                                                         June 30,                          June 30,
                                                               -----------------------------     -----------------------------
                                                                   2000            1999              2000            1999
                                                               (in thousands)                    (in thousands)
Net Income                                                        $  6,522         $  4,820         $  9,700        $  6,695

Other comprehensive income (loss):
      Change in cumulative translation adjustments                  (2,521)            (489)          (4,522)         (3,025)
      Unrealized gains (losses) on marketable securities, net           (2)              (1)               2              39
                                                               -------------   -------------     -------------   -------------

Comprehensive income (loss)                                       $  3,999         $  4,330         $  5,180        $  3,709
                                                               =============   =============     =============   =============
                                                               =============   =============     =============   =============

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

Note 4 - New Staff Accounting Bulletin

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during the Company's quarter ended December 31, 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Management has not completed its evaluation of the effects, if any, that SAB 101 will have on the Company's income statement presentation, operating results or financial position.

Note 5 - Acquisitions

Effective January 1, 2000, the Company acquired an additional 1% interest in Circle Freight International (Taiwan) Ltd. and began consolidating this subsidiary, recognizing a 49% minority interest.


Note 6 - Subsequent Events

On July 2, 2000 the Company signed a definitive agreement to merge with EGL, Inc. ("EGL"), a provider of air freight forwarding and other transportation and logistics services. In conjunction with the agreement, each share of the Company's common stock will be converted into one share of EGL common stock. When complete, EGL shareholders will own approximately 63 percent and Circle shareholders will own approximately 37 percent of the combined company's outstanding shares. The business combination is expected to be accounted for as a pooling of interests. Following the merger, Circle will be a wholly owned subsidiary of EGL. Consummation of the merger is conditioned upon, among other things, the approval of a majority of the Company and EGL's outstanding shares and other customary conditions.

On July 28, 2000 the Federal Trade Commission and the Department of Justice granted a request for early termination of the 15-day waiting period under the Hart-Scott-Rodino Antitrust Improvement Acts in connection with the impending merger.

Note 7 - Business Segment Information

Circle's reportable segments are geographic segments that offer similar products and services. They are managed separately because each segment requires close customer contact and each segment is affected by similar economic conditions. Certain information regarding Circle's operations by region is summarized below.

(in thousands)
                                                    Europe &         Asia &                        Elimi-       Consoli-
                                     Americas      Middle East    South Pacific    Corporate      nations        dated
                                   -----------------------------------------------------------------------------------------
Three months ended June 30, 2000
Total revenue                           $ 98,083        $ 54,102        $ 94,065            $ -     $ (9,210)     $ 237,040
Transfers between regions                 (3,502)         (2,678)         (3,030)             -        9,210              -
                                   -----------------------------------------------------------------------------------------
Revenues from customers                 $ 94,581        $ 51,424        $ 91,035            $ -         $  -      $ 237,040
                                   =========================================================================================
Net revenue                             $ 46,024        $ 24,333        $ 20,787            $ -          $ -       $ 91,144
                                   =========================================================================================
Income (loss) from operations            $ 8,361         $ 5,243         $ 3,342       $ (7,486)         $ -        $ 9,460
                                   =========================================================================================
                                   =========================================================================================

Three months ended June 30, 1999
Total revenue                           $ 90,328        $ 45,390        $ 65,391            $ -     $ (5,894)     $ 195,215
Transfers between regions                 (2,138)         (1,307)         (2,449)             -        5,894              -
                                   -----------------------------------------------------------------------------------------
Revenues from customers                 $ 88,190        $ 44,083        $ 62,942            $ -          $ -      $ 195,215
                                   =========================================================================================
Net revenue                             $ 41,646        $ 21,457        $ 18,348            $ -          $ -       $ 81,451
                                   =========================================================================================
Income (loss) from operations            $ 6,112         $ 3,506         $ 3,869       $ (7,798)         $ -        $ 5,689
                                   =========================================================================================
                                   =========================================================================================

Six months ended June 30, 2000
Total revenue                          $ 190,687       $ 103,137       $ 176,110            $ -    $ (16,733)     $ 453,201
Transfers between regions                 (6,230)         (4,895)         (5,608)             -       16,733              -
                                   -----------------------------------------------------------------------------------------
Revenues from customers                $ 184,457        $ 98,242       $ 170,502            $ -          $ -      $ 453,201
                                   =========================================================================================
Net revenue                             $ 89,619        $ 46,632        $ 39,537            $ -          $ -      $ 175,788
                                   =========================================================================================
Income (loss) from operations           $ 13,275         $ 8,328         $ 5,951      $ (13,466)         $ -       $ 14,088
                                   =========================================================================================
                                   =========================================================================================

Six months ended June 30, 1999
Total revenue                          $ 180,586        $ 86,603       $ 121,842            $ -    $ (10,963)     $ 378,068
Transfers between regions                 (3,351)         (2,990)         (4,622)             -       10,963              -
                                   -----------------------------------------------------------------------------------------
Revenues from customers                $ 177,235        $ 83,613       $ 117,220            $ -          $ -      $ 378,068
                                   =========================================================================================
Net revenue                             $ 80,738        $ 41,414        $ 35,465            $ -          $ -      $ 157,617
                                   =========================================================================================
Income (loss) from operations           $ 11,157         $ 5,967         $ 6,710      $ (15,857)         $ -        $ 7,977
                                   =========================================================================================


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

(in thousands)
                                              Three Months Ended                               Six Months Ended
                                                   June 30,                                         June 30,
                                        2000                   1999                     2000                    1999
Revenue
Air freight forwarding                  $ 149,845    63%       $ 125,829     64%        $ 287,619     63%       $ 245,046    65%
Ocean freight forwarding                   42,172    18%          32,009     17%           79,628     18%          59,404    16%
Customs brokerage and other                45,023    19%          37,377     19%           85,954     19%          73,618    19%
                                   ----------------------  ----------------------   ----------------------  ---------------------
   Total                                $ 237,040   100%       $ 195,215    100%        $ 453,201    100%       $ 378,068   100%
                                   ======================  ======================   ======================  =====================
                                   ======================  ======================   ======================  =====================
Net Revenue
Air freight forwarding                   $ 33,543    37%        $ 31,980     39%         $ 65,623     37%        $ 61,615    39%
Ocean freight forwarding                   12,578    14%          12,094     15%           24,211     14%          22,384    14%
Customs brokerage and other                45,023    49%          37,377     46%           85,954     49%          73,618    47%
                                   ----------------------  ----------------------   ----------------------  ---------------------
   Total                                 $ 91,144   100%        $ 81,451    100%        $ 175,788    100%       $ 157,617   100%
                                   ======================  ======================   ======================  =====================
                                   ======================  ======================   ======================  =====================

Three Months ended June 30, 2000 vs 1999:

Revenue for the quarter increased 21% to $237.0 million compared to $195.2 million for the same period in 1999. Net revenue, which represents revenue less freight consolidation costs, increased 12% to $91.1 million compared to $81.5 million in 1999. Both revenue and net revenue benefited from the consolidation of the accounts of Circle Freight International (Taiwan) Ltd. ("Taiwan"), formerly an unconsolidated affiliate whose results in prior years were shown in the income from affiliates category. Revenue of $15.8 million and net revenue of $1.5 million was recognized from the consolidation of Taiwan in the second quarter of 2000.

Air freight forwarding revenue increased 19% or $24.0 million over 1999 as a result of volume increases in all regions. Air freight forwarding net revenue increased 5% or $1.6 million. The air freight forwarding revenue and net revenue reported by Taiwan for the second quarter of 2000 were $13.8 million and $1.0 million, respectively. The overall revenue increases were offset by yield pressure associated with higher carrier costs. As a result, air freight forwarding margins declined by 3.0 percentage points, from 25.4% in the second quarter of 1999 to 22.4% for the same period in 2000.

Ocean freight forwarding revenue increased 32% or $10.2 million over 1999 while ocean freight forwarding net revenue increased 4% or $0.5 million to $12.6 million for the second quarter of 2000. The increases were due to substantial volume increases, primarily in Asia Pacific. The ocean freight margin declined
8.0 percentage points from 37.8% for the second quarter of 1999 to 29.8% for the same period in 2000. This decline reflected the conversion of direct shipments to consolidations, the inclusion of Taiwan activity and yield pressures associated with higher carrier costs.

Customs brokerage and other revenue, which includes warehousing, distribution and value-added logistics services increased 20% or $7.6 million. Custom brokerage and import revenue increased due to higher inbound activity in all regions and the addition of significant national account customers in the USA. Warehousing and distribution revenue increased markedly as a result of warehouse expansion efforts as well as additional revenue from outsourcing trends.

Salaries and related costs increased 12% or $5.2 million over the second quarter of 1999. As a percentage of net revenue, salaries and related costs in the second quarter of 2000 were 52.4%, which was consistent with 52.2% reflected during the same period in 1999. Operating, selling and administrative expenses increased by 2% or $0.7 million. The operating margin improved from 7.0% in the second quarter of 1999 to 10.4% for the same period in 2000. This was mainly due to the absence of $3.0 million of Year 2000 preparedness expenses incurred in the second quarter of 1999, with $2.7 million of this amount attributable to the operating, selling and administrative expense category.

Total other income, net decreased to $0.8 million in the second quarter of 2000 from $1.9 million in the second quarter of 1999. The decrease was due, in part, to a combination of a lower level of interest income resulting from reduced short-term investments that were liquidated to fuel expansion activity and higher interest expense from increased borrowings. Income from affiliates declined primarily due to the change in reporting of Taiwan results from an unconsolidated affiliate where Circle owned 50% in prior years to a consolidated subsidiary with a minority interest of 49% in 2000. This change resulted in lower income from affiliates and higher minority interest expense, which is reported in the other, net category. For the second quarter of 1999, the income from affiliates amount attributed to Taiwan was $0.3 million. For the second quarter of 2000, the minority interest expense attributed to Taiwan was $0.2 million. Other, net decreased by $0.2 million due to the fact that second quarter 1999 results included a gain of $0.8 million on the sale of a perishables distribution business. This decrease was partially offset by higher foreign currency transaction gains in the second quarter of 2000.

The effective income tax rate for the second quarter of 2000 decreased slightly to 36.2% compared to 36.5% for the same period in 1999. Circle's effective tax rate fluctuates due to changes in the level of pre-tax income in foreign countries that operate with different tax rates.


Six Months ended June 30, 2000 vs 1999:

Revenue for the first six months increased 20% to $453.2 million compared to $378.1 million for the same period in 1999. Net revenue, which represents revenue less freight consolidation costs, increased 12% to $175.8 million compared to $157.6 million in the same period in 1999. Freight consolidation costs increased 26% or $57.0 million over 1999. Both revenue and net revenue in 2000 benefited from the consolidation of the accounts of Taiwan, formerly an unconsolidated affiliate, by $29.8 million and $3.0 million, respectively.

Air freight forwarding revenue increased 17% or $42.6 million over 1999 as a result of volume increases in all regions. Air freight forwarding net revenue increased 7% or $4.0 million. The air freight forwarding revenue and net revenue amounts reported by Taiwan for the six months ended June 30, 2000 were $26.1 million and $1.9 million, respectively. The overall revenue increases were offset by lower yields due to higher carrier costs, which included fuel surcharges. As a result, air freight forwarding margins for the first six months of 2000 declined by 2.3 percentage points, from 25.1% in 1999 to 22.8% for the same period in 2000.

Ocean freight forwarding revenue increased 34% or $20.2 million over 1999 while ocean freight forwarding net revenue increased 8% or $1.8 million to $24.2 million for the six months ended June 30, 2000. This product offering benefited from volume increases generated predominantly in Asia Pacific. The ocean freight margin declined 7.3 percentage points from 37.7% for the first six months of 1999 to 30.4% for the same period in 2000. This decline reflected conversion of direct shipments to consolidations and higher carrier costs.

Customs brokerage and other revenue, which includes warehousing, distribution and value-added logistics services, increased 17% or $12.3 million for the six months ended June 30, 2000 compared to the same period in 1999. Custom brokerage and import revenue increased $4.1 million or 9% due to higher inbound activity reported by all regions and an increase in the number of entries filed with regulatory authorities. Warehousing, distribution and logistics revenue increased 31% or $8.3 million over 1999 as a result of expanded warehousing facilities.

For the six months ended June 30, 2000, salaries and related costs increased 13% or $10.8 million compared to the same period in 1999. As a percentage of net revenue, salaries and related costs were 54.4% in 2000 compared to 53.8% in 1999, reflecting additional labor hired on a transitional basis to support specific customer projects. Operating, selling and administrative expenses increased by 2% or $1.2 million. The operating margin improved from 5.1% in 1999 to 8.0% in 2000. This was mainly due to the absence of $6.2 million of Year 2000 preparedness expenses incurred in the first six months of 1999, with $5.7 million of this amount attributable to operating, selling and administrative expenses.

Total other income, net decreased to $1.1 million in the first six months of 2000 from $2.6 million for the same period in 1999. The decrease was due, in part, to a combination of a lower level of interest income resulting from reduced short-term investments coupled with higher interest expense from increased borrowings to support capital expenditures and working capital demands. Income from affiliates declined primarily due to the change in reporting of Taiwan, from an unconsolidated affiliate in prior years to a consolidated subsidiary with a minority interest of 49%. This change resulted in lower income from affiliates and higher minority interest expense, which is reported in the other, net category. For the first six months of 1999, the income from affiliates amount attributed to Taiwan was $0.5 million. For the comparable period in 2000, the minority interest expense attributed to Taiwan was $0.5 million. Other, net for the six months ended June 30, 2000 compared to the same period in 1999 reflected a $0.8 million decrease resulting from a gain on the sale of a perishables distribution business recognized in 1999, offset by higher foreign currency transaction gains in 2000.

The effective income tax rate for the first six months of 2000 decreased slightly to 36.2% compared to 36.5% for the same period in 1999. Circle's effective tax rate fluctuates due to changes in the level of pre-tax income in foreign countries that operate with different tax rates.


Merger with EGL, Inc.

On July 2, 2000 the Company signed a definitive agreement to merge with EGL, Inc. ("EGL"), a provider of air freight forwarding and other transportation and logistics services. In conjunction with the agreement, each share of the Company's common stock will be converted into one share of EGL common stock. When complete, EGL shareholders will own approximately 63 percent and Circle shareholders will own approximately 37 percent of the combined company's outstanding shares. The business combination is expected to be accounted for as a pooling of interests. Following the merger, Circle will be a wholly owned subsidiary of EGL. Consummation of the merger is conditioned upon, among other things, the approval of a majority of the Company and EGL's outstanding shares and other customary conditions.

On July 28, 2000 the Federal Trade Commission and the Department of Justice granted a request for early termination of the 15-day waiting period under the Hart-Scott-Rodino Antitrust Improvement Acts in connection with the impending merger.


Liquidity and Capital Resources

Circle makes significant disbursements on behalf of its customers for transportation costs and customs duties. The billings to customers for these disbursements, which may be several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on Circle's income statement; rather, they are reflected in Circle's trade receivables and trade payables.

Net cash provided by operating activities was $22.1 million for the six months ended June 30, 2000 compared to $0.5 million used in operating activities during the same period in 1999 due to a decrease in net working capital of $1.9 million in 2000 versus an increase in working capital of $15.5 million during the same period in 1999. The change was due to timing of receipts and disbursements.

Cash used in investing activities for the six months ended June 30, 2000 was $7.2 million compared to $9.2 million in the same period in 1999. Circle incurred capital expenditures of $14.9 million during the first six months of 2000 mainly in conjunction with information technology initiatives and general facilities expansion in North America and Europe. The Company recorded $5.6 million of cash upon the consolidation of Taiwan, and made an installment payment for an acquisition completed in 1998. Circle liquidated $4.3 million of short-term investments mainly to fund the installment acquisition payment.

Cash used in financing activities for the six months ended June 30, 2000 was $1.5 million versus $23 thousand during the same period in 1999. Long-term notes payable increased $7.8 million due primarily to an increase of commercial paper issued and outstanding, from $25.0 million as of December 31, 1999 to $33.0 million as of June 30, 2000. Short-term notes payable decreased $12.0 million mainly due to fluctuations in overnight loan balances used to cover daily cash positions at certain locations. The semi-annual dividend of $0.135 per share declared in December 1999 totaling $2.4 million was paid in the first quarter of 2000. A semi-annual dividend of $0.135 per share declared in June 2000 will be paid in September 2000. Proceeds from the issuance of stock amounted to $5.0 million.

Management believes that operating cash flows, Circle's current financial structure and borrowing capacity will be adequate to fund its operations, finance capital expenditures and acquisitions, and pay dividends to stockholders over the coming year.


New Accounting Pronouncements

See Note 3 and 4 of the Notes to Condensed Consolidated Financial Statements for a description of new accounting pronouncements and Staff Accounting Bulletins that includes management's discussion and analysis of new accounting pronouncements and Staff Accounting Bulletins.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in exposure to market risk from that discussed in Circle's 1999 annual report.


II.  OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The annual meeting of shareholders was held on May 16, 2000. Ray C. Robinson, Jr. and John M. Kaiser were elected as directors, as tabulated below:

                                                        Against or
    Election of Directors     For          Percent       Withheld      Percent

    Ray C. Robinson, Jr      15,183,493     97.69         359,266        2.31
    John M. Kaiser           15,184,987     97.70         357,772        2.30

In addition, Peter Gibert, Edwin J. Holman and Wesley J. Fastiff continue as directors.

Additionally, the voting results of a proposal to approve the adoption of the 2000 Stock Option Plan for Non-Employee Directors were as follows:

          For:                        12,276,299        78.98%
          Against:                     1,548,616         9.97%
          Abstain:                     1,717,844        11.05%


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits:

                    Exhibit 27, Financial Data Schedule, EDGAR filing only.

               (b)  Form 8-K:

                    The Company filed the following report on Form 8-K on May 15, 2000:
                    Item 5 - Other Events:
                    Announced the resignation of Chairman and Chief Executive Officer David I. Beatson, and the appointment of Peter Gibert as Interim Chairman and Chief Executive Officer.

                                 S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CIRCLE INTERNATIONAL GROUP, INC.
                                               Registrant



Dated:  August 8, 2000



                                     /S/  Peter Gibert
                                     and Chief Executive Officer




                                     /S/  Janice Kerti
                                     Janice Kerti, Senior Vice President
                                     and Chief Financial Officer